Form 10-Q
period 1994-06-30
GALOOB LEWIS TOYS INC /DE/
filed 1994-08-15
CIK 751968

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C.  20549

                                   FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 1994
                               -------------------------------------------------
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _____________ to _____________

                        Commission file number   1-9599


                              LEWIS GALOOB TOYS, INC.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                              94-1716574
- - --------------------------------------------------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                       Number)

500 Forbes Boulevard,      South San Francisco, California                 94080
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code  (415) 952-1678

              Former name, former address and former fiscal year,
                          if changed since last report

        Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No
                                                ---     ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes      No
                           ---     ---

        APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common stock, par value $.01, 10,065,589 as of June 30, 1994.

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                                     INDEX


PART I  -  FINANCIAL INFORMATION
- - --------------------------------

   Item 1                                                                                               Page
                                                                                                        ----
     - Condensed Consolidated Balance Sheets                                                               1

     - Condensed Consolidated Statements of Operations                                                     2

     - Condensed Consolidated Statements of Cash Flows                                                     3

     - Notes to Condensed Consolidated Financial Statements                                              4-5

   Item 2

     - Management's Discussion and Analysis of
       Financial Condition and Results of Operations                                                    6-10


PART II  -  OTHER INFORMATION
- - -----------------------------

   Item 1

     - Legal Proceedings                                                                               11-12

   Item 3

     - Defaults Upon Senior Securities                                                                    12

   Item 4

     - Submission of Matters to a Vote of Security Holders                                             12-13

   Item 6

     - Exhibits and Reports on Form 8-K                                                                   13


SIGNATURE                                                                                                 14
- - ---------

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                     (Unaudited)           (Unaudited)               (Audited)
                                                                         June 30               June 30             December 31
ASSETS                                                                      1994                  1993                    1993
- - ------                                                                ----------            ----------             -----------
CURRENT ASSETS:
  Cash and cash equivalents                                              $ 2,524               $ 1,178                 $ 2,325
  Accounts receivable                                                     36,636                22,601                  33,383
  Inventories                                                             14,528                15,207                  12,979
  Tooling and related costs                                                4,507                 3,359                   5,020
  Prepaid expenses and other assets                                        5,046                 7,159                   7,341
                                                                         -------               -------                 -------
   TOTAL CURRENT ASSETS                                                   63,241                49,504                  61,048

LAND, BUILDING AND EQUIPMENT, NET                                          8,452                 8,920                   8,562

OTHER ASSETS                                                               1,379                   577                   1,395
                                                                         -------               -------                 -------
                                                                         $73,072               $59,001                 $71,005
                                                                         =======               =======                 =======

LIABILITIES AND SHAREHOLDERS' EQUITY
- - ------------------------------------
CURRENT LIABILITIES:
  Notes payable                                                          $     -               $ 9,515                 $     -
  Accounts payable                                                         8,260                 6,836                  10,834
  Accrued expenses                                                        11,169                 9,316                  18,916
  Income taxes payable                                                       400                   817                     282
  Current portion of long-term debt                                          205                   194                     203
                                                                         -------               -------                 -------
     TOTAL CURRENT LIABILITIES                                           $20,034               $26,678                 $30,235

LONG-TERM DEBT                                                            18,510                 4,706                  18,608

SHAREHOLDERS' EQUITY:
 Preferred stock
  Authorized 1,000,000 shares
  Issued and outstanding 183,950
   shares of $17 Convertible
   Exchangeable Preferred Stock
   at $200 liquidation value
   per share                                                              36,790                36,790                  36,790
 Common stock, par value $.01 per share
  Authorized 50,000,000 shares
  Issued and outstanding 10,065,589
  shares, 9,548,057 shares and
  9,559,357 shares                                                           101                    95                      96
 Additional paid-in capital                                               31,585                26,728                  27,293
 Retained earnings (deficit)                                             (33,501)              (35,581)                (41,596)
 Cumulative translation adjustment                                          (447)                 (415)                   (421)
                                                                         -------                ------                  ------
   TOTAL SHAREHOLDERS' EQUITY                                             34,528                27,617                  22,162
                                                                         -------               -------                 -------
                                                                         $73,072               $59,001                 $71,005
                                                                         =======               =======                 =======

The "Notes to Condensed Consolidated Financial Statements" are an integral part of these statements.

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (Unaudited)

                                                                    Three Months Ended                       Six Months Ended
                                                                           June 30                               June 30
                                                                   ---------------------                  ---------------------
                                                                   1994             1993                  1994             1993
                                                                   ----             ----                  ----             ----
Net revenues                                                    $33,720          $26,769               $63,955          $54,110
Costs of products sold                                           21,119           17,713                38,681           33,804
                                                                -------          -------               -------         --------
Gross margin                                                     12,601            9,056                25,274           20,306

Operating expenses:
  Advertising and promotion                                       6,253            4,149                12,216            7,975
  Other selling and administrative                                5,546            6,320                11,326           12,850
  Research and development                                        2,485            1,889                 4,540            3,788
                                                                -------          -------               -------         --------

  Total operating expenses                                       14,284           12,358                28,082           24,613
                                                                -------          -------               -------         --------

Earnings (loss) from operations                                  (1,683)          (3,302)               (2,808)          (4,307)

Net proceeds from Nintendo award                                 12,124                -                12,124                -
Interest expense                                                   (576)            (313)               (1,133)            (723)
Other income (expense), net                                         202              125                   236              101
                                                                -------          -------               -------         --------
Earnings (loss) before
  income taxes                                                   10,067           (3,490)                8,419           (4,929)

Provision for income taxes                                          314                -                   314               -
                                                                -------          -------               -------         --------

Net earnings (loss)                                               9,753           (3,490)                8,105           (4,929)

Preferred stock dividends
  in arrears                                                        782              782                 1,564            1,564
                                                                -------          -------               -------         --------

Net earnings (loss) applicable
  to common shares                                              $ 8,971         $ (4,272)              $ 6,541         $ (6,493)
                                                                =======         ========               =======         ========

Common shares and common share
 equivalents outstanding - average                                9,881            9,548                 9,889            9,547

Net earnings (loss) per common share:
    Primary                                                       $0.91          $ (0.45)                $0.66          $ (0.68)
    Fully diluted                                                 $0.74          $ (0.45)                $0.62          $ (0.68)


The "Notes to Condensed Consolidated Financial Statements" are an integral part of these statements.

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                 (Unaudited)
                                                                                    Six Months Ended June 30
                                                                                    ------------------------
                                                                                     1994               1993
                                                                                     ----               ----
  CASH FLOW FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                                             $ 8,105           $ (4,929)
  Adjustments to reconcile net earnings
     (loss) to net cash provided by (used in)
     operating activities:
     Depreciation                                                                     331                344
     Changes in assets and liabilities:
        Accounts receivable                                                        (3,253)            13,305
        Inventories                                                                (1,549)            (1,537)
        Tooling and related costs                                                     513               (551)
        Prepaid expenses and other assets                                           2,311                323
        Accounts payable                                                           (2,574)            (2,549)
        Accrued expenses                                                           (3,701)            (8,556)
        Income taxes payable                                                          118                (14)
                                                                                   ------            -------
     Net cash provided by (used in) operating
        activities                                                                    301             (4,164)
                                                                                   ------            -------

CASH FLOW FROM INVESTING ACTIVITIES:
  Investment in land, building and
        equipment, net                                                               (221)              (102)
                                                                                   ------             ------
     Net cash provided by (used in) investing
        activities                                                                   (221)              (102)
                                                                                   ------             ------

CASH FLOW FROM FINANCING ACTIVITIES:
  Net borrowings under notes payable                                                    -              3,817
  Repayments under long-term debt agreements                                          (96)              (102)
  Proceeds from issuance of common stock                                              241                303
  Other, net                                                                          (26)                (3)
                                                                                   ------              ------
     Net cash provided by (used in) financing
        activities                                                                    119              4,015
                                                                                   ------             ------

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                                     199               (251)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                                2,325              1,429
                                                                                   ------             ------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $2,524             $1,178
                                                                                   ======             ======

Supplemental disclosure of non-cash activity:

  The Company issued 449,732 shares of common stock which were valued at $4,046,000 in connection with the termination of the 1992 Senior Management Stock Option Plan.

The "Notes to Condensed Consolidated Financial Statements" are an integral part of these statements.

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         SIX MONTHS ENDED JUNE 30, 1994
                                  (Unaudited)



NOTE A -  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheets as of June 30, 1994 and 1993 and the condensed consolidated statements of operations for the three and six month periods ended June 30, 1994 and 1993 and the condensed consolidated statements of cash flows for the six month periods ended June 30, 1994 and 1993 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

The results of operations for the three and six month periods ended June 30, 1994 and 1993 are not necessarily indicative of the operating results for the full year.


NOTE B - CREDIT AGREEMENT

The Company is party to a loan and security agreement (the "Loan Agreement") with Congress Financial Corporation (Central) (the "Lender") which makes available to the Company through March 31, 1995 a line of credit up to $30 million, with provisions to increase to $40 million if an acquisition is made. Borrowing availability is determined by a formula based on qualified assets. The current interest rate is at prime rate plus 2%; the rate will increase by 0.25% if the increase in the credit occurs. In consideration for entering into the Loan Agreement, the Company has paid a $375,000 fee. The Company has also agreed to pay an unused line fee of 0.25% and certain management fees. The deferred loan fee is included in other assets and is being amortized using a straight-line method over the term of the loan. The Loan Agreement contains a restrictive covenant that sets a minimum requirement for shareholders' equity. Dividend payments may only be made with the consent of the Lender.

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         SIX MONTHS ENDED JUNE 30, 1994
                                  (Unaudited)



NOTE C - INVENTORIES
(in thousands)

                                                                    June 30                     December 31
                                                             ---------------------              -----------
                                                             1994             1993                     1993
                                                             ----             ----                     ----

Finished goods                                            $11,195          $10,584                  $10,363
Raw materials and parts                                     3,333            4,623                    2,616
                                                          -------          -------                  -------
                                                          $14,528          $15,207                  $12,979
                                                          =======          =======                  =======


NOTE D - INCOME TAXES

The income tax provision reflects the quarterly application of the estimated annual rate based on projected full year earnings and includes the affect of the utilization of net operating loss carryforwards.

In 1993, the Company retroactively adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes. Adoption of SFAS 109 had no effect on the financial statements.

At December 31, 1993, the Company had federal and California net operating loss carryforwards for income tax purposes of approximately $31,700,000 and $17,000,000, respectively. The federal and California carryforwards expire in different years through the year 2008 and 1998, respectively. The Company also has federal minimum tax credit carryforwards of $537,000 that are allowed to be carried forward indefinitely and federal research and development credits of $765,000, which will expire in different years through the year 2003. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of operating loss carryforwards which can be utilized.

NOTE E - LEGAL PROCEEDINGS

The current status of litigation is described in Part II, Item 1, herein.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

The following table sets forth for the periods indicated the percentage relationships between revenues and certain expense and earnings items:

                                                                 Percentage of Net Revenues
                                                                 --------------------------

                                                            Three                             Six
                                                         Months Ended                     Months Ended
                                                           June 30                         June 30
                                                    --------------------               ------------------
                                                    1994            1993               1994          1993
                                                    ----            ----               ----          ----

Net revenues                                       100.0%          100.0%             100.0%        100.0%

Costs of products sold                              62.6            66.2               60.5          62.5
                                                   -----           -----              -----         -----
Gross margin                                        37.4            33.8               39.5          37.5


Advertising and promotion                           18.5            15.4               19.1          14.7
Other selling and
   administrative                                   16.5            23.6               17.7          23.8
Research and development                             7.4             7.1                7.1           7.0
                                                   -----           -----              -----         -----
Earnings (loss) from
   operations                                       (5.0)          (12.3)              (4.4)         (8.0)
Net proceeds from Nintendo
   award                                            35.9               -               19.0             -
Interest expense                                    (1.7)           (1.2)              (1.8)         (1.3)
Other income (expense), net                          0.6             0.5                0.4           0.2
Provision for income taxes                          (0.9)              -               (0.5)            -
                                                  ------         -------             ------       -------
Net earnings (loss)                                 28.9%          (13.0)%             12.7%         (9.1)%
                                                  ======         =======             ======       =======

1994 Compared to 1993

Net revenues of $33.7 million for the second quarter of 1994 represented a 26% increase from net revenues of $26.8 million for the second quarter of 1993. This sales increase was led by strong demand for the Micro Machines(R) Z-Bots(R)and Biker Mice From Mars (TM) lines.

Second quarter sales of Micro Machines and Z-Bots increased by 46% to $20.3 million in 1994 from $13.9 million in 1993. This increase was due primarily to the extensions of the Micro Machines line featuring Star Trek(R)and Star Wars(R)space vehicles along with net revenues from a one-time Z-Bots promotion program. Biker Mice From Mars sales were $9.4 million for the quarter. This product line was introduced in late 1993.

Second quarter sales of the Company's Game Genie (TM) products were $0.8 million in 1994 as compared to $5.7 million in the same period in 1993. This decrease reflected the normal maturity cycle for such products. The decreasing sales trend for these products is expected to continue.

                   LEWIS GALOOB TOYS, INC., AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                   continued



Net revenues of $64.0 million for the six months ended June 30, 1994 represented a 18% increase from the same period in 1993. Micro Machines and Z-Bots sales were $34.1 million during the first six months of 1994 as compared to $26.0 million during the same period in 1993. This increase reflects the same factors as noted for the quarter increase. Biker Mice From Mars sales were $18.9 million during the first six months of 1994.

Game Genie sales were $1.9 million during the first six months of 1994 compared to $14.9 million for the same period in 1993. The decreasing sales trend for these products is expected to continue.

Gross margins were $12.6 million in the second quarter of 1994 compared to $9.1 million in the second quarter of 1993. Approximately $2.3 million of the increase was due to higher sales volume. The balance of the increase, $1.2 million, was due to a higher gross margin rate. The gross margin rate improved to 37.4% in 1994 from 33.8% in 1993. This was mainly due to an increase in domestic sales as a percentage of second quarter net revenues to 68.2% from 52.6% for the same period in 1993. The Company's gross margin on domestic sales is significantly higher than on foreign sales because foreign prices are lower as the customer is responsible for the cost of importing and promoting the products. This was partially offset by the fixed costs included in the cost of sales, primarily the amortization of tooling costs, which were a higher percentage of total revenues as compared to last year.

The gross margin percentage increased for the six month period ended June 30 to 39.5% in 1994 from 37.5% in 1993. This increase was due to the same factors described above that resulted in the increase for the second quarter.

Advertising and promotion expenses were $6.3 million in the second quarter of 1994 as compared to $4.1 million in 1993. On a six month period ended June 30 basis, these expenses were $12.2 million in 1994 compared to $8.0 million in 1993. Both the three and six month increases were a result of a higher television advertising expense domestically. Advertising and promotion expenses as a percentage of net revenues for the six month period ended June 30 were 19.1% in 1994 compared to 14.7% in 1993.

                   LEWIS GALOOB TOYS, INC., AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                   continued




Other selling and administrative expenses were $5.5 million in the second quarter of 1994 as compared to $6.3 million in 1993. On a six month period ended June 30 basis, these expenses were $11.3 million in 1994 compared to $12.9 million in 1993. Both the three and six month decreases were due mainly to lower sales support costs. Other selling and administrative expenses as a percentage of net revenues for the six month period ended June 30 were 17.7% in 1994 compared to 23.8% in 1993.

Research and development were $2.5 million in the second quarter of 1994 as compared to $1.9 million in 1993. On a six month period ended June 30 basis, these expenses were $4.5 million in 1994 compared to $3.8 million in 1993. However, research and development expense as a percentage of net revenues was approximately equal to the prior year.

Net proceeds from the Nintendo award represents the receipt, net of associated legal and related expenses, of the Company's share of proceeds from the Nintendo litigation. (See Part II, Item I. Legal Proceedings.)

Interest expense increased to $0.6 million in 1994 as compared to $0.3 million in 1993. On a six month period ended June 30 basis, these expenses were $1.1 million in 1994 compared to $0.7 million in 1993. The increase was due mainly to interest expense related to the 8% Convertible Subordinated Debentures (the "8% Debentures") which were issued in November 1993.

Other income (expense), net was $0.2 million in the second quarter of 1994 as compared to $0.1 million in 1993. On a six month period ended June 30 basis, these expenses were $0.2 million in 1994 compared to $0.1 million in 1993.

The income tax provision reflects the quarterly application of the estimated annual rate based on projected full year earnings and includes the effect of the utilization of net operating loss carryforwards.

The earnings per share calculations include the dilutive effect of common stock equivalents, the Company's $17.00 Convertible Exchangeable Preferred Stock (the "Preferred Stock") and the 8% Debentures. These three items were anti-dilutive in prior periods.

                   LEWIS GALOOB TOYS, INC., AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                   continued



The Company's products are produced principally in China which currently is designated with "most favored nation" ("MFN") status by the United States.
This allows products imported into the United States from China to be accorded the most favored import duties. The loss of MFN status for China would result in a substantial increase in import duty for the Company's products produced in China and imported into the United States and would materially affect the Company's business. Products shipped to other countries should not be affected. Other toy companies also source product from China and would be affected to various degrees. However, the ultimate impact on the Company would depend on several factors including, but not limited to, the Company's ability to procure alternative manufacturing sources outside of China and its ability to pass resultant cost increases through as product price increases.

Liquidity, Financial Resources and Capital Expenditures

The Company is party to a Loan Agreement with the Lender which makes available to the Company through March 31, 1995 a line of credit up to $30 million, with provisions to increase to $40 million if an acquisition is made. Borrowing availability is determined by a formula based on qualified assets. The current interest rate is at prime rate plus 2%; the rate will increase by 0.25% if the increase in the credit limit occurs. In consideration for entering into the Loan Agreement, the Company has paid a $375,000 fee. The Company has also agreed to pay periodically an unused line fee of 0.25% and certain management fees. The Loan Agreement contains a restrictive covenant that sets a minimum requirement for shareholders' equity. Dividend payments may only be made with the consent of the Lender.

In November 1993, the Company sold in a private placement $14 million in principal amount of the 8% Debentures at par. The interest is to be paid semi-annually at a rate of 8%. The 8% Debentures mature on November 30, 2000 and are convertible into shares of the Company's common stock at $9.26, calculated based upon 115% of the average of the Company's closing common stock price for the ten business days ended November 12, 1993. The Company has used the net proceeds received from the 8% Debentures to invest in the expansion of the production, advertising and promotion of the Company's Biker Mice From Mars line and other product lines.

                   LEWIS GALOOB TOYS, INC., AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                   continued



Working capital was $43.2 million at June 30, 1994 compared to $30.8 million at December 31, 1993 and $22.8 million at June 30, 1993. The ratio of current assets to current liabilities was 3.2 to 1.0 at June 30, 1994 compared to 2.0 to 1.0 at December 31, 1993 and 1.9 to 1.0 at June 30, 1993.

Capital expenditures are generally not significant for the Company. The Company's current facilities are considered adequate to support expected future levels of business.

On June 10, 1992, the Company announced it would not pay the July 1, 1992 $.425 per share quarterly dividend on its Depositary Shares which represent shares of the Company's Preferred Stock. The Company also did not pay the subsequent dividends. The cumulative dividend, as of July 1, 1994, is nine quarters in arrears, a total amount of $7.0 million. The net earnings (loss) per share calculation includes a provision for the Preferred Stock dividends in arrears. No common stock dividends may be paid unless all Preferred Stock dividend payments are current. As a result of the cumulative dividend being six or more quarters in arrears the number of directors of the Company was subject to being increased by two and the holders of the Preferred Stock had the right to elect such two directors. On July 15, 1994, two new directors were elected by the holders of the Preferred Stock.

The Company believes that with its own assets, the results of operations and the Loan Agreement it has adequate liquidity and capital resources to meet its current and anticipated needs.

PART II

Item 1.  Legal Proceedings

On May 17, 1990, the Company filed a complaint against Nintendo of America Inc. ("Nintendo") seeking a declaratory judgment and injunctive relief in the United States District Court, Northern District of California (the "District Court"). This complaint sought confirmation of the Company's right to market, distribute and sell its Game Genie product. On June 1, 1990, Nintendo filed a complaint in the same District Court alleging copyright and trademark infringement and seeking a preliminary and permanent injunction and unspecified damages.

On July 3, 1991, the District Court reversed an earlier preliminary injunction against the Company and ruled that the sale of Game Genie did not infringe on Nintendo's copyrights. Nintendo appealed this ruling through the Ninth Circuit Court of Appeals (the "Appeals Court") and ultimately filed a petition for a Writ of Certiorari with the United States Supreme Court. On March 22, 1993, the Supreme Court rejected Nintendo's petition and, in essence, affirmed the District Court ruling.

Separately, the Company pursued recovery of damages from Nintendo that resulted from the original issuance of the preliminary injunction. On July 6, 1992, the District Court awarded the Company a $15 million damage judgment against Nintendo, which was the maximum amount that could be awarded in light of the $15 million bond that Nintendo had been required to post in the proceedings. Nintendo appealed this damage award, and on February 17, 1994 the Appeals Court unanimously affirmed the District Court's ruling. Subsequently, the Appeals Court denied and rejected an additional Nintendo petition on March 21, 1994.

On April 11, 1994, Nintendo paid the Company $16.1 million representing the full damage award plus interest and related costs. The Company is entitled to approximately $12.2 million of this amount, and the Company's Game Genie licensors are entitled to the remaining $3.9 million. Notwithstanding such payment, on June 20, 1994, Nintendo filed a petition for a Writ of Certiorari with the United States Supreme Court, which asks the Supreme Court to review the damage award on a discretionary basis. The Company believes the Supreme Court will reject Nintendo's petition and that the likelihood of Nintendo ultimately prevailing in its efforts to reverse the damage judgment is remote.

Nintendo's original trademark claim and the Company's original anti-trust cross-claim against Nintendo were severed from the copyright claims that were adjudicated on July 3, 1991. No date has been set for hearing these severed claims.

The Company is involved in other litigation and various legal matters which are being defended and handled in the ordinary course of business. None of these matters is expected to result in outcomes having a material adverse effect on the Company's consolidated financial position.


Item 3.  Defaults Upon Senior Securities

On June 10, 1992, the Company announced it would not pay the July 1, 1992 $.425 per share quarterly dividend on its Depositary Shares which represent shares of the Company's Preferred Stock. The Company also did not pay the subsequent dividends. The cumulative dividend, as of July 1, 1994, is nine quarters in arrears, a total amount of $7.0 million. As a result of the cumulative dividend being six or more quarters in arrears the number of directors of the Company was subject to being increased by two and the holders of the Preferred Stock had the right to elect such two directors. On July 15, 1994, two new directors were elected by the holders of the preferred stock.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held on June 21, 1994. At the Annual Meeting, the following matters were approved by the shareholders:

1. The election of Mark Goldman and Martin Nussbaum to the Board of Directors for a term expiring at the 1997 Annual Meeting of Shareholders and until the election and qualification of their respective successors. There were 8,332,191 votes in favor of Mr. Goldman and 731,981 withheld. There were 8,333,806 votes in favor of Mr. Nussbaum and 730,366 withheld. Scott R. Heldfond, Paul A. Gliebe, Jr., Roger Kowalsky, S. Lee Kling and Andrew J. Cavanaugh are other directors of the Company whose terms continue after the meeting.

2. The approval of the 1994 Senior Management Stock Option Plan and the grant of shares of common stock in connection with the termination of the 1992 Senior Management Stock Option Plan. There were 3,851,179 votes in favor, 1,434,678 votes against and 147,679 abstentions.

3. The approval of the Amended and Restated 1984 Employee Stock Option Plan. There were 3,666,516 votes in favor, 1,635,066 votes against and 131,954 abstentions.

4. The ratification of the appointment of Price Waterhouse as the Company's independent accountants for fiscal 1994. There were 8,845,828 votes in favor, 171,254 votes against and 47,090 abstentions.

       On July 15, 1994 a special meeting of the holders of the Company's Preferred Stock was held. The Company sent out an information statement regarding the meeting but did not solicit proxies. The purpose of the meeting was to elect two directors as discussed in Item 3, above. All 183,950 shares were represented at the meeting and not less than 133,642 shares voted in favor of the election of Hoffer Kaback and George Riordan as directors.

Item 6.  Exhibits and Reports on Form 8-K

        (a)      Exhibits - None

        (b)      No reports were filed for the quarter ended June 30, 1994.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  LEWIS GALOOB TOYS, INC.
                                                  (Registrant)



DATE:    August 12, 1994
                                                  BY:______________________
                                                     Mark C. Shepherd
                                                     Senior Vice President,
                                                     Finance and Chief
                                                     Financial Officer
                                                     (Principal Accounting
                                                      Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  LEWIS GALOOB TOYS, INC.
                                                  (Registrant)




DATE:    August 12, 1994                          BY: /s/ Mark C. Shepherd
                                                      Mark C. Shepherd
                                                      Senior Vice President,
                                                      Finance and Chief
                                                      Financial Officer
                                                      (Principal Accounting
                                                       Officer)