Form 10-Q
period 1994-09-30
GALOOB LEWIS TOYS INC /DE/
filed 1994-11-14
CIK 751968

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C.  20549

                                   FORM 10-Q

(Mark One)
 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---    EXCHANGE ACT OF 1934

      For the quarterly period ended           September 30, 1994
                                     ------------------------------------------

                                       OR

- ---    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

      For the transition period from               to
                                     -------------    -------------

                        Commission file number   1-9599
                                                 ------

                           LEWIS GALOOB TOYS, INC.
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)


       Delaware                                      94-1716574
- -------------------------------         ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organizaton)

     500 Forbes Boulevard,    South San Francisco, California      94080
     ---------------------------------------------------------------------
         (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code  (415) 952-1678
                                                    --------------

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

Common stock, par value $.01, 10,104,589 as of September 30, 1994.

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                                     INDEX



PART I  -  FINANCIAL INFORMATION
- --------------------------------

   Item 1                                                                                               Page

     - Condensed Consolidated Balance Sheets                                                               1

     - Condensed Consolidated Statements of Operations                                                     2

     - Condensed Consolidated Statements of Cash Flows                                                     3

     - Notes to Condensed Consolidated Financial Statements                                              4-6

   Item 2

     - Management's Discussion and Analysis of
       Financial Condition and Results of Operations                                                    7-12


PART II  -  OTHER INFORMATION
- -----------------------------

   Item 1

     - Legal Proceedings                                                                               13-14

   Item 3

     - Defaults Upon Senior Securities                                                                    14

   Item 6

     - Exhibits and Reports on Form 8-K                                                                   14


SIGNATURE                                                                                                 15
- ---------

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                      (Unaudited)           (Unaudited)               (Audited)
                                                                         Sept 30               Sept 30             December 31
ASSETS                                                                      1994                  1993                    1993
- ------                                                                ----------            ----------             -----------
CURRENT ASSETS:
  Cash and cash equivalents                                              $ 3,094               $   201                 $ 2,325
  Accounts receivable                                                     55,050                34,953                  33,383
  Inventories                                                             14,356                14,628                  12,979
  Tooling and related costs                                                5,594                 3,932                   5,020
  Prepaid expenses and other assets                                        5,907                 7,494                   7,341
                                                                         -------               -------                 -------
   TOTAL CURRENT ASSETS                                                   84,001                61,208                  61,048

LAND, BUILDING AND EQUIPMENT, NET                                          8,428                 8,788                   8,562

OTHER ASSETS                                                               1,224                   367                   1,395
                                                                         -------               -------                 -------
                                                                         $93,653               $70,363                 $71,005
                                                                         =======               =======                 =======

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
CURRENT LIABILITIES:
  Notes payable                                                          $ 5,653               $15,561                 $     -
  Accounts payable                                                        12,569                 9,184                  10,834
  Accrued expenses                                                        17,829                12,729                  18,916
  Income taxes payable                                                       562                   814                     282
  Current portion of long-term debt                                          204                   199                     203
                                                                         -------               -------                 -------
     TOTAL CURRENT LIABILITIES                                           $36,817               $38,487                 $30,235

LONG-TERM DEBT                                                            18,258                 4,658                  18,608

SHAREHOLDERS' EQUITY:
 Preferred stock
  Authorized 1,000,000 shares
  Issued and outstanding 183,950
   shares of $17 Convertible
   Exchangeable Preferred Stock
   at $200 liquidation value
   per share                                                              36,790                36,790                  36,790
 Common stock, par value $.01 per share
  Authorized 50,000,000 shares
  Issued and outstanding 10,104,589
  shares, 9,547,057 shares and
  9,559,357 shares                                                           101                    95                      96
 Additional paid-in capital                                               31,726                26,724                  27,293
 Retained earnings (deficit)                                             (29,591)              (35,969)                (41,596)
 Cumulative translation adjustment                                          (448)                 (422)                   (421)
                                                                         -------               -------                 -------
   TOTAL SHAREHOLDERS' EQUITY                                             38,578                27,218                  22,162
                                                                         -------               -------                 -------
                                                                         $93,653               $70,363                 $71,005
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

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (Unaudited)

                                                                   Three Months Ended                     Nine Months Ended
                                                                       Sept 30                                Sept 30
                                                                -----------------------                -----------------------
                                                                 1994             1993                  1994             1993
                                                                 ----             ----                  ----             ----

Net revenues                                                    $50,273          $37,692              $114,227          $91,802
Costs of products sold                                           30,336           23,427                69,017           57,231
                                                                -------          -------              --------          -------
Gross margin                                                    $19,937          $14,265              $ 45,210          $34,571

Operating expenses:
  Advertising and promotion                                       7,267            5,796                19,483           13,771
  Other selling and administrative                                6,142            6,502                17,468           19,352
  Research and development                                        1,930            1,889                 6,470            5,677
                                                                -------          -------              --------          -------

  Total operating expenses                                       15,339           14,187                43,421           38,800
                                                                -------          -------              --------          -------

Earnings (loss) from operations                                   4,598               78                 1,789           (4,229)

Net proceeds from Nintendo award                                      -                -                12,124                -
Interest expense                                                   (597)            (495)               (1,730)          (1,218)
Other income (expense), net                                          71               28                   308              129
                                                                -------          -------              --------          -------
Earnings (loss) before
  income taxes                                                    4,072             (389)               12,491           (5,318)

Provision for income taxes                                          163                -                   477               -
                                                                -------          -------              --------          -------

Net earnings (loss)                                               3,909             (389)               12,014           (5,318)

Preferred stock dividends
  in arrears                                                        781              781                 2,345            2,345
                                                                -------          -------              --------          -------

Net earnings (loss) applicable
  to common shares                                              $ 3,128          $(1,170)             $  9,669          $(7,663)
                                                                =======          =======              ========          =======

Common shares and common share
 equivalents outstanding - average                               10,363            9,547                10,047            9,546

Net earnings (loss) per common share:
    Primary                                                     $  0.30          $ (0.12)             $   0.96          $ (0.80)
    Fully diluted                                               $  0.29          $ (0.12)             $   0.91          $ (0.80)



The "Notes to Condensed Consolidated Financial Statements" are an integral part of these statements.

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                  (Unaudited)
                                                                                   Nine Months Ended Sept 30
                                                                                   -------------------------
                                                                                     1994               1993
                                                                                     ----               ----
  CASH FLOW FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                                             $12,014            $(5,318)
  Adjustments to reconcile net earnings
     (loss) to net cash provided by (used in)
     operating activities:
     Depreciation                                                                     486                515
     Changes in assets and liabilities:
        Accounts receivable                                                       (21,667)               953
        Inventories                                                                (1,377)              (958)
        Tooling and related costs                                                    (574)            (1,124)
        Prepaid expenses and other assets                                           1,605                198
        Accounts payable                                                            1,735               (200)
        Accrued expenses                                                            2,756             (5,143)
        Income taxes payable                                                          280                (17)
                                                                                  -------            -------
     Net cash provided by (used in) operating
        activities                                                                 (4,742)           (11,094)
                                                                                  -------            -------

CASH FLOW FROM INVESTING ACTIVITIES:
  Investment in land, building and
        equipment, net                                                               (352)              (141)
                                                                                  -------            -------
     Net cash provided by (used in) investing
        activities                                                                   (352)              (141)
                                                                                  -------            -------

CASH FLOW FROM FINANCING ACTIVITIES:
  Net borrowings under notes payable                                                5,653              9,863
  Repayments under long-term debt agreements                                         (146)              (145)
  Proceeds from issuance of common stock                                              382                299
  Other, net                                                                          (26)               (10)
                                                                                  -------            -------
  Net cash provided by (used in) financing
        activities                                                                  5,863             10,007
                                                                                  -------            -------

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                                     769             (1,228)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                                2,325              1,429
                                                                                  -------            -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $ 3,094            $   201
                                                                                  =======            =======

Supplemental disclosure of non-cash activity:

  The Company issued 449,732 shares of common stock in connection with the termination of the 1992 Senior Management Stock Option Plan. (See Note E)

The "Notes to Condensed Consolidated Financial Statements" are an integral part of these statements.

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994
                                  (Unaudited)



NOTE A -  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheets as of September 30, 1994 and 1993 and the condensed consolidated statements of operations for the three and nine month periods ended September 30, 1994 and 1993 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 1994 and 1993 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

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

The results of operations for the three and nine month periods ended September 30, 1994 and 1993 are not necessarily indicative of the operating results for the full year.


NOTE B - CREDIT AGREEMENT

The Company is party to a loan and security agreement (the "Loan Agreement") with Congress Financial Corporation (Central) (the "Lender") which makes available to the Company through March 31, 1995 a line of credit up to $30 million, with provisions to increase to $40 million if an acquisition is made. Borrowing availability is determined by a formula based on qualified assets. The current interest rate is at prime rate plus 2%; the rate will increase by 0.25% if the increase in the credit occurs. In consideration for entering into the Loan Agreement, the Company has paid a $375,000 fee. The Company has also agreed to pay an unused line fee of 0.25% and certain management fees. The deferred loan fee is included in other assets and is being amortized using a straight-line method over the term of the loan. The Loan Agreement provides that the preferred dividend payments may not be made without the prior consent of the Lender.

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994
                                  (Unaudited)



NOTE C - INVENTORIES
(in thousands)

                                                                September 30                      December 31
                                                           ----------------------                 -----------
                                                           1994             1993                     1993
                                                           ----             ----                     ----
Finished goods                                            $11,337          $ 9,360                  $10,363
Raw materials and parts                                     3,019            5,268                    2,616
                                                          -------          -------                  -------
                                                          $14,356          $14,628                  $12,979
                                                          =======          =======                  =======


NOTE D - INCOME TAXES

The income tax provision reflects the quarterly application of the estimated annual rate based on projected full year earnings and includes the affect of the utilization of net operating loss carryforwards.

In 1993, the Company retroactively adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). Adoption of SFAS 109 had no effect on the financial statements.

At December 31, 1993, the Company had federal and California net operating loss carryforwards for income tax purposes of approximately $31,700,000 and $17,000,000, respectively. The federal and California carryforwards expire in different years through the year 2008 and 1998, respectively. The Company also has federal minimum tax credit carryforwards of approximately $537,000 that are allowed to be carried forward indefinitely and federal research and development credits of approximately $765,000, which will expire in different years through the year 2003. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of operating loss carryforwards which may be utilized.

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994
                                  (Unaudited)




NOTE E - TERMINATION OF 1992 SENIOR MANAGEMENT STOCK OPTION PLAN

On January 26, 1994, the Board of Directors of the Company terminated the 1992 Senior Management Stock Option Plan (the "1992 Plan"), subject to shareholder approval. In connection with the termination of the 1992 Plan, the Company recorded an accrued liability on its balance sheet at December 31, 1993 in the amount of $4,046,000 and recorded a non-recurring, non-cash charge to earnings. In addition, in connection with the termination of the 1992 Plan, the Company granted an aggregate of 449,732 shares of common stock to the holders of the cancelled options, also subject to shareholder approval. In the second quarter of 1994, subsequent to the approval by the shareholders, the Company eliminated the accrued liability of $4,046,000 and increased shareholders' equity by the same amount for the common stock issued.

NOTE F - LEGAL PROCEEDINGS

The current status of litigation is described in Part II, Item 1, herein.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations




Results of Operations

The following table sets forth for the periods indicated the percentage relationships between revenues and certain expense and earnings items:

                                                                 Percentage of Net Revenues
                                                                 --------------------------
                                                           Three                             Nine
                                                        Months Ended                     Months Ended
                                                           Sept 30                          Sept 30
                                                    ---------------------              ------------------
                                                    1994            1993               1994          1993
                                                    ----            ----               ----          ----

Net revenues                                         100.0%          100.0%             100.0%        100.0%
Costs of products sold                                60.3            62.2               60.4          62.3
                                                     -----           -----              -----         -----
Gross margin                                          39.7            37.8               39.6          37.7

Advertising and promotion                             14.5            15.4               17.0          15.0
Other selling and
   administrative                                     12.2            17.2               15.3          21.1
Research and development                               3.8             5.0                5.7           6.2
                                                     -----           -----              -----         -----
Earnings (loss) from
   operations                                          9.2             0.2                1.6          (4.6)
Net proceeds from Nintendo
   award                                               -               -                 10.6           -
Interest expense                                      (1.2)           (1.3)              (1.5)         (1.3)
Other income (expense), net                            0.1             0.1                0.2           0.1
Provision for income taxes                            (0.3)            -                (0.4)           -
                                                     ------          -------            ------        -------
Net earnings (loss)                                    7.8%           (1.0)%             10.5%         (5.8)%
                                                     ======          =======            ======        =======

1994 Compared to 1993

Net revenues of $50.3 million in the third quarter of 1994 represented a 33% increase from net revenues of $37.7 million in the third quarter of 1993.

Micro Machines(R) and Z-Bots(R) sales were $31.1 million in the third quarter of 1994 as compared to $24.4 million in the same period in 1993, a 28% increase. All segments of the Micro Machines line continued to generate significant revenues in the third quarter. The space segment featuring Star Trek(R) and Star Wars(R) was particularly strong. A new segment, Micro Machines Power Rangers(R), will begin to ship in the fourth quarter of 1994.

                   LEWIS GALOOB TOYS, INC., AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                   continued



Biker Mice From Mars(TM) sales were $14.4 million in the third quarter of 1994. This product line was introduced in late 1993. In September 1994, the Biker Mice From Mars television show went to five days per week airing from its previous one day per week. Ratings since that time have been lower than previously achieved and a smaller than anticipated increase in retail sales in the U.S. market has occurred. However, demand has been stronger in most European markets. Overall, the Company still expects this product line to achieve its 1994 worldwide revenue goal. As a result of consumer demand falling short of the Company's expectations for the U.S. in 1994, the Company has lowered its expectations for domestic Biker Mice sales in 1995.

Game Genie(TM) sales were $1.4 million in the third quarter of 1994 as compared to $5.3 million in the same period in 1993. This decrease reflected the normal maturity cycle for such products and this trend is expected to continue.

Net revenues of $114.2 million in the nine months ended September 30, 1994 represented a 24% increase from net revenues of $91.8 million in the same period in 1993. Micro Machines and Z-Bots sales were $65.2 million in the first nine months of 1994 as compared to $50.3 million in the same period in 1993. This increase reflects the same factors as noted for the third quarter increase along with a one-time Z-Bot promotion program. Biker Mice From Mars sales were $33.3 million in the first nine months of 1994. The Biker Mice From Mars sales trends are noted in the third quarter results.

Game Genie sales were $3.3 million in the first nine months of 1994 as compared to $20.3 million in the same period in 1993. The decreasing sales trend for these products is expected to continue.

Gross margins were $19.9 million in the third quarter of 1994 as compared to $14.3 million in the same period in 1993. Approximately $4.7 million of the increase was due to higher sales volume. The balance of the increase, $0.9 million, was due to a higher gross margin rate. The gross margin rate improved to 39.7% in 1994 from 37.8% in 1993. This increase was mainly due to the product sales mix and associated higher margins. This increase was partially offset by the increase in foreign sales as a percentage of third quarter worldwide revenues. The Company's gross margin on foreign sales is significantly lower than domestic sales because foreign prices are lower as the customer is responsible for the cost of importing and promoting the product.

                   LEWIS GALOOB TOYS, INC., AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                   continued



Gross margins were $45.2 million in the nine month period ended September 30, 1994 as compared to $34.6 million in the same period in 1993. Approximately $8.4 million was due to higher sales volume and $2.2 million was due to a higher gross margin rate. The gross margin rate improved to 39.6% in 1994 from 37.7% in 1993. This improvement was mainly due to an increase in domestic sales as a percentage of worldwide revenues and also due to product mix. This increase was partially offset by the fixed costs included in the cost of sales, primarily the amortization of tooling costs, which were a higher percentage of net revenues as compared to 1993.

Advertising and promotion expenses were $7.3 million in the third quarter of 1994 as compared to $5.8 million in the same period in 1993. In the nine month period ended September 30, these expenses were $19.5 million in 1994 as compared to $13.8 million in 1993. The higher expenses were a result of an increase in planned television advertising expense domestically in connection with the Company's expanded product lines. Advertising and promotion expenses as a percentage of net revenues in the nine month period ended September 30 were 17.0% in 1994 as compared to 15.0% in 1993.

Other selling and administrative expenses were $6.1 million in the third quarter of 1994 as compared to $6.5 million in the same period in 1993. In the nine month period ended September 30, these expenses were $17.5 million in 1994 as compared to $19.4 million in 1993. Both the three and nine month decreases were due mainly to lower sales support costs and lower legal expenses. Other selling and administrative expenses as a percentage in net revenues in the nine month period ended September 30 were 15.3% in 1994 as compared to 21.1% in 1993.

Research and development expenses were approximately equal to the prior year's expenses for the third quarter. In the nine month period ended September 30, these expenses were $6.5 million in 1994 as compared to $5.7 million in 1993. Research and development expenses as a percent of revenues decreased to 5.7% in the nine month period ended September 30, 1994 from 6.2% in the same period in 1993.

Net proceeds from the Nintendo award represents the receipt, net of associated legal and related expenses, of the Company's share of proceeds from the litigation with Nintendo of America, Inc. (See Part II, Item I. Legal Proceedings.)

                   LEWIS GALOOB TOYS, INC., AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                   continued



Interest expense was approximately equal to the prior year's expense for the third quarter. In the nine month period ended September 30, this expense was $1.7 million in 1994 as compared to $1.2 million in 1993. The increase was due mainly to interest expense related to the Company's 8% Convertible Subordinated Debentures (the "8% Debentures") which were issued in November 1993.

Other income (expense), net was approximately equal to the prior year's income in the third quarter. In the nine month period ended September 30, this income was $0.3 million in 1994 as compared to $0.1 million in 1993.

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

Liquidity, Financial Resources and Capital Expenditures

The Company is party to a Loan Agreement with the Lender which makes available to the Company through March 31, 1995 a line of credit up to $30 million, with provisions to increase to $40 million if an acquisition is made. Borrowing availability is determined by a

                   LEWIS GALOOB TOYS, INC., AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                   continued



formula based on qualified assets. The current interest rate is at prime rate plus 2%; the rate will increase by 0.25% if the increase in the credit limit occurs. In consideration for entering into the Loan Agreement, the Company has paid a $375,000 fee. The Company has also agreed to pay periodically an unused line fee of 0.25% and certain management fees. The Loan Agreement provides that the preferred dividend payments may not be made without the prior consent of the Lender.

In November 1993, the Company sold in a private placement $14 million in principal amount of the 8% Debentures at par. The interest is to be paid semi-annually at a rate of 8%. The 8% Debentures mature on November 30, 2000 and are convertible into shares of the Company's common stock at $9.26, calculated based upon 115% of the average of the Company's closing common stock price for the ten business days ended November 12, 1993. The Company has used the net proceeds received from the 8% Debentures to invest in the production, advertising and promotion of the Company's product lines.

Working capital was $47.2 million at September 30, 1994 as compared to $30.8 million at December 31, 1993 and $22.7 million at September 30, 1993. The ratio of current assets to current liabilities was 2.3 to 1.0 at September 30, 1994 as compared to 2.0 to 1.0 at December 31, 1993 and 1.6 to 1.0 at September 30, 1993.

Capital expenditures are generally not significant for the Company. The Company's current facilities are considered adequate to support expected future levels of business.

On June 10, 1992, the Company announced it would not pay the July 1, 1992 $.425 per share quarterly dividend on its Depositary Shares which represent shares of the Company's Preferred Stock. The Company has not paid the subsequent dividends. As of October 1, 1994, the dividend was cumulatively ten quarters in arrears, representing a total dividend arrearage of $7.8 million. The Company believes that it is in its best interest not to reinstate the dividend until the Company has generated consistent net income from operations and continuations of such profitability can be reasonably expected. The net earnings (loss) per share calculation includes a provision for the Preferred Stock dividends in arrears. No common stock dividends may be paid unless all Preferred Stock dividend payments are current. As a result of the cumulative dividend being six or more quarters in arrears, on July 15, 1994, the holders of the Preferred Stock exercised their right to elect two new directors.

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

PART II

Item 1.  Legal Proceedings

On May 17, 1990, the Company filed a complaint against Nintendo of America, Inc. ("Nintendo") seeking a declaratory judgment and injunctive relief in the United States District Court, Northern District of California (the "District Court"). This complaint sought confirmation of the Company's right to market, distribute and sell its Game Genie product. On June 1, 1990, Nintendo filed a complaint in the same District Court alleging copyright and trademark infringement and seeking a preliminary and permanent injunction and unspecified damages.

On July 3, 1991, the District Court reversed an earlier preliminary injunction against the Company and ruled that the sale of Game Genie products did not infringe on Nintendo's copyrights. Nintendo appealed this ruling through the Ninth Circuit Court of Appeals (the "Appeals Court") and ultimately filed a petition for a Writ of Certiorari with the United States Supreme Court. On March 22, 1993, the Supreme Court rejected Nintendo's petition and, in essence, affirmed the District Court ruling.

Separately, the Company pursued recovery of damages from Nintendo that resulted from the original issuance of the preliminary injunction. On July 6, 1992, the District Court awarded the Company a $15 million damage judgment against Nintendo, which was the maximum amount that could be awarded in light of the $15 million bond that Nintendo had been required to post in the proceedings. Nintendo appealed this damage award, and on February 17, 1994 the Appeals Court unanimously affirmed the District Court's ruling. Subsequently, the Appeals Court rejected an additional Nintendo petition on March 21, 1994.

On April 11, 1994, Nintendo paid the Company $16.1 million representing the full damage award plus interest and related costs. The Company retained approximately $12.2 million of this amount, and the Company's Game Genie licensors were paid the remaining $3.9 million. Notwithstanding such payment, on June 20, 1994, Nintendo filed a petition for a Writ of Certiorari with the United States Supreme Court, which asked the Supreme Court to review the damage award on a discretionary basis. On October 3, 1994, the Supreme Court rejected Nintendo's petition and affirmed Galoob's right to the full damage award.
There is no further basis for appeal by Nintendo.

Nintendo's original trademark claim and the Company's original anti-trust cross-claim against Nintendo were severed from the copyright claims that were adjudicated on July 3, 1991. These claims have not been actively pursued, and no date has been set for any hearings on these claims.

The Company is involved in various litigation and other legal matters which are being defended and handled in the ordinary course of business. None of these matters is expected to result in outcomes having a material adverse effect on the Company's consolidated financial position.


Item 3.  Defaults Upon Senior Securities

On June 10, 1992, the Company announced it would not pay the July 1, 1992 $.425 per share quarterly dividend on its Depositary Shares which represent shares of the Company's Preferred Stock. The Company has not paid the subsequent dividends. As of October 1, 1994, the dividend was cumulatively ten quarters in arrears, representing a total dividend arrearage of $7.8 million. The Company believes that it is in its best interest not to reinstate the dividend until the Company has generated consistent net income from operations and continuations of such profitability can be reasonably expected. As a result of the cumulative dividend being six or more quarters in arrears, on July 15, 1994, the holders of the Preferred Stock exercised their right to elect two new directors.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits - None

         (b)  No reports were filed for the quarter ended September 30, 1994.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  LEWIS GALOOB TOYS, INC.
                                                  (Registrant)




DATE:    November 14, 1994                        BY: /s/ Mark C. Shepherd
                                                      ------------------------
                                                      Mark C. Shepherd
                                                      Senior Vice President
                                                      Finance and Chief
                                                      Financial Officer
                                                      (Principal Accounting
                                                      Officer)

                                EXHIBIT INDEX


                    Exhibit 27 -  Financial Data Schedule