Form 10-K
GALOOB LEWIS TOYS INC /DE/
filed 1995-03-31
CIK 751968

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-K

(Mark One)
/X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended  December 31, 1994
                                       OR

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from               to
                                        -------------    -------------

                 Commission file number               1-9599
                                        ------------------------------

                             LEWIS GALOOB TOYS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                          94-1716574
-------------------------------                       -----------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                         Identification Number)

                 500 Forbes Boulevard
                 So. San Francisco, CA                         94080
                 ---------------------------------------     --------
                 (Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code: (415)952-1678

Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange on
          Title of each class                    which registered
          -------------------                ------------------------

Common Stock, Par Value $.01 Per Share        New York Stock Exchange

Depositary Convertible Exchangeable           New York Stock Exchange
Preferred Shares (each representing
1/10 share of $17.00 Convertible
Exchangeable Preferred Stock)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES   X               NO
                                     -----                -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting stock held by persons who are not officers or directors (or their affiliates) of the registrant, as of March 1, 1995, was approximately $65,000,000.

The number of shares outstanding of each of the registrant's classes of common stock, as of March 1, 1995, was as follows:

          Class                                    Number of Shares
          -----                                    ----------------
Common Stock, Par Value $.01 Per Share             10,066,844


                       DOCUMENTS INCORPORATED BY REFERENCE

         The following document has been incorporated by reference:

         The registrant's Proxy Statement to be used in connection with the Annual Meeting of Shareholders to be held on June 20, 1995 (the "Proxy Statement") incorporated into Part III.

                                     PART I

Item 1.  Business

Lewis Galoob Toys, Inc. (the "Company" or the "Corporation") designs, develops, markets and sells high quality toys worldwide and has been engaged in business since 1957. The Company's strategies in selecting and developing lines are to focus primarily on low to medium priced extendable product lines that are brandable, to capitalize on current trends in the toy industry and popular culture and to expand and diversify its product categories. Consistent with these strategies, the types of products which have produced the preponderance of the Company's revenues have changed significantly. This product change evolved both by developing and procuring new toys which are based on original ideas and by seeking to obtain and develop new character licenses.

The Company's products are generally sold worldwide, with a substantial portion of its revenues derived from sales in the United States and Europe. The Company sells its products principally to retailers in the United States and to toy distributors outside of the United States. U.S. retail outlets for the products include specialty toy retailers, discount and chain stores, catalog and mail order companies, department stores and variety stores. See "Business--Distribution and Sales". The Company's products are generally manufactured overseas, primarily in the People's Republic of China ("China").

The Company's results are dependent, in large part, on management's experience in the toy industry and its ability to identify and capitalize on current trends and market new products based on such trends in a timely and efficient manner. As a result of changing consumer tastes, individual toys usually have relatively short product lives. An increase or decrease in popularity of a particular item during any year could have a material impact on revenues and profit for that year.

Consistent with the extendable product life strategy, the Company's Micro Machines(R) product line, first introduced in 1987, has generated significant sales for a much longer product life than most toy products, and the Company believes that the line will continue to generate significant sales in 1995. Micro Machines sales represented 51% of the Company's total revenues in 1994 after representing 41% in 1993 and 28% in 1992. There can be no assurance that the demand for Micro Machines will continue at current or previous levels.

Products

The Company has historically marketed a variety of toy products designed for children of both sexes and of different age groups. In recent years, the Company's main emphasis has been to revive, develop, extend and expand its core brand, Micro Machines, and to diversify the balance of its other product lines. See "Business--Licensing and Related Rights; Trademarks."

The Company's 1995 product line consists of continuations and extensions of the Micro Machines line and introductions of several new lines, including two new extendable girl's brands, Sky Dancers(TM) Dolls and My Pretty DollHouse(TM) toys.

The Micro Machines line includes the continuing licensed vehicles based on the popular Star Wars(R) motion picture trilogy. Star Wars playsets depicting scenes from the movies and including action features, figures and vehicles have been added. Other licensed products also include vehicles and figures from the Power Rangers(TM) television series, The Tick(TM) animated television series, as well as James Bond 007(TM). There are also new vehicles from the Star Trek(R) and Babylon 5(TM) television series. A new speed performance segment consisting of Ultra-fast Radicators(TM) vehicles and higher performance race sets is also in the line. To extend the Micro Machines segment of military vehicles and troops, new playsets include Night Attack!(TM) with battery-powered searchlight and multi-missile launcher, as well as FalconWing Skybase(TM) and Orion J-22(TM) Submarine Base transforming playsets. Also continuing under the Micro Machines brand is Z-Bots(R), a line of collectible robot figures, vehicles and playsets. New ultra- small Mini Z's(TM) robots, the smallest Z-Bots ever, have been introduced along with five combat-action Mini Z's playsets.

The new and innovative Sky Dancers(TM) line of dolls and playsets feature the first known girls' doll that flies. These collectible ballerina dolls fly utilizing a special launcher with pull-cord action done in various themes. The playsets include Magic Rolling Launchers in the shape of a swan and pegasus.

The Company's new My Pretty DollHouse(TM) line is based on a classic girl's toy play pattern that incorporates the successful concepts of miniaturization and collectibility. This line consists of modular, finely decorated miniature dollhouses that come with dolls and other surprise accessories. Also available are coordinated designer Furniture Packs, Back and Front Yard Sets, and snap- on 2nd Story Additions to expand the houses into even bigger mansions.

Mutant League(R) is a new licensed male action line with a sports theme. Figures, vehicles and playsets are based on the syndicated television series and the popular Electronic Arts video games.

Also introduced is UltraForce(TM), a licensed male action line of dramatic super heroes and villains, vehicles and accessories, from the pages of Malibu and Marvel Comics and the new syndicated animated TV show that is scheduled to premier in September 1995.

Biker Mice From Mars(TM) is a continuing licensed male action line in our international markets. The line consists of figures, accessories and playsets based on the internationally successful animated series.

The Company's 1994 product line consisted of continuations and extensions of the Micro Machines, Z-Bots, Game Genie(TM), and Splash Out(R) lines, and several new product lines. These included Star Trek, Star Wars, and Biker Mice From Mars; My Magic Kissing Dragon(TM) collectible dolls that spray a light scented mist when you squeeze them; Sweet Secrets(R) miniature transforming dolls, accessories and playsets; and Travel Pocket Play line of portable games and activity toys.

The Company's 1993 product line consisted of continuations and extensions of the Micro Machines, Game Genie, and Splash Out lines, and several new product lines. These included Fancy Sounds(TM), an electronic device that allowed the user to add sound effects to any toy; Bow Wow Boutique(TM), plush dogs with removable fur that could be cut and styled; Whispering Wishes(TM), a talking doll that whispered special sayings when squeezed; and the Travel Pocket Play line of portable games and activity toys.

The Company's 1992 product line consisted of continuations and extensions of the Micro Machines, Game Genie, Baby Face(TM), Lazer Pro 9000(TM) and Splash Out lines and several new product lines. These included Luv'n Handful(TM), a 13" hand-puppet doll; Starlight(TM), a mechanical walking horse with light-up features; and Trash Bag Bunch(TM), a line of collectible figures packaged in dissolving bags.

Licensing and Related Rights; Trademarks

In 1994 and 1993, the Company produced substantially all of its products under licenses from others. Some of these licenses confer rights to exploit original concepts developed by toy inventors and designers. Other licenses, referred to as character licenses, permit the Company to manufacture and market toys based on characters which develop their own popular identity, often through exposure in various media such as television programs, movies, cartoons and books. In return for these rights, the Company pays royalties to its licensors.

Royalties paid by the Company to toy licensors typically range from 2% to 14% of net sales. Electronic games typically have higher royalty rates than toys. In certain instances, the Company may agree to guarantee payment of a minimum royalty. As of December 31, 1994 and 1993, minimum future guaranteed payments aggregated approximately $2,630,000 and $732,000, respectively. Royalties expense in 1994 and 1993 totaled approximately $13,498,000 and $11,337,000, respectively. As a result of increased competition among toy companies for licenses, in certain instances the Company has paid, and may in the future be required to pay, higher royalties and higher minimum guaranteed payments in order to obtain attractive properties for the development of product lines.

The Company is an active participant in the market for character licenses. A determination to acquire a character license must frequently be made before the commercial introduction of the property in which a licensed character appears, and license arrangements often require the payment of non-refundable advances or guaranteed minimum royalties. Accordingly, the success of a character licensing program is dependent upon the ability of management to accurately assess the future success and popularity of the properties which it is evaluating, to bid for products on a selective basis in accordance with such evaluation, and to capitalize on the properties for which it has obtained licenses in an expeditious manner. In 1994, the Company generated significant sales under existing character license arrangements for Star Wars, Star Trek, Biker Mice From Mars and Power Rangers. In 1994, the Company entered into character license arrangements for Mutant League, Gore Corp, Nintendo(R), James Bond, The Tick, Godzilla(TM), HappyNess and Ultraforce. The products under these license arrangements will be sold in 1995 and beyond.

The Company has obtained domestic and international distribution rights for most of its products. Normally most character licenses extend for one to three years and are typically renewable at the option of the Company upon payment of certain minimum guaranteed payments or the attainment of certain sales levels during the initial term of the license. Licenses for original ideas typically extend for the commercial life of the product.

Most of the Company's products are sold under trademarks and certain products incorporate patented devices or designs. The Company customarily seeks protection of its product patents and major product trademarks in the United States and certain other countries. These trademarks, such as Micro Machines, are significant assets of the Company. The Company believes that the loss of certain of its license rights or trademarks for particular product lines may have a material adverse effect on its business. However, the Company believes its rights to these properties are adequately protected.

Research and Development

The Company employs its own designers and engineers and also utilizes the services of independent designers and engineers on an ongoing basis. The Company presents its designers with toy concepts licensed or, to a lesser extent, originated by it and the designers create renderings of the proposed product. Designs are then presented to the Company's engineers, who, using the renderings, perform mechanical drawings and engineering services and create prototypes for new products. Prototypes for proposed products are then reviewed by the Company's management, including representatives of marketing, sales and manufacturing, prior to final acceptance. Character licensors usually retain the right to approve the products being marketed by the Company.

The Company spent approximately $7,288,000, $7,451,000 and $6,861,000 on research and development activities in 1994, 1993 and 1992, respectively, exclusive of amounts paid to certain inventors and designers who receive royalties as licensors. Those amounts do not include approximately $7,149,000, $4,502,000 and $4,583,000, respectively, in 1994, 1993 and 1992 incurred for tooling and package design.

Manufacturing

The Company's products are manufactured to its specifications by nonaffiliated third party vendors, usually located in the Orient, principally in China where over 87% of the Company's products were produced in 1994. These vendors are responsible for all aspects of the production of the Company's products in accordance with Company specifications.

The Company's manufacturing is currently performed by 19 manufacturers, some of whom derive a substantial percentage of their business from the Company. In 1994, four manufacturers each produced in excess of 10% of the Company's products and combined to produce 81%. It is anticipated in 1995 that manufacturers' production will be similarly concentrated as in 1994.

The Company, through its wholly-owned subsidiary Galco International Toys, N.V. ("Galco") located in Hong Kong, maintains close contact with the manufacturers and subcontractors and monitors the quality of the products produced. Decisions related to the choice of manufacturer are based on price, quality of merchandise, reliability and the ability of a manufacturer to meet the Company's timing requirements for delivery. See "Business--Competition". Tooling is ordinarily owned by the Company and may be utilized by different manufacturers if the need arises for alternate sources of production. See "Business--Design and Development".

The Company does not carry insurance for political, social or economic unrest or disruption for several reasons including, but not limited to, costs of such insurance and the limited insurance coverage available. The impact on the Company from such unrest or disruption would depend on several factors, including, but not limited to the nature, extent and location of such unrest or disruption and the Company's ability to: (1) procure alternative manufacturing sources outside of the country involved; (2) retrieve its tooling; (3) relocate its production in sufficient time to meet demand; and (4) pass resultant product cost increases likely to be incurred outside of the country involved through to the Company's customers as product price increases.

The Company's products are produced principally in China which currently is designated with "most favored nation" ("MFN") status by the United
States. This designation allows products imported into the United States from China to be accorded the most favorable import duties. In late 1994, Congress approved the GATT (Uruguay round) which allows imports into the United States of toy merchandise with unconditional duty free entry from any nation with MFN status. Generally, the trade negotiations between China and the United States have been difficult, but both sides have shown their willingness to resolve trade disputes and avoid punitive sanctions. Punitive sanctions could result in the United States imposing higher duties on selective Chinese made products imported into the United States (these sanctions would be put in place through Section 301). In the past, Section 301 sanctions proposed by the United States did not include sanctions or punitive duties against toy imports from China. As such, the Company would be unaffected. The loss of MFN status for China, however, would result in a substantial increase in duty for the Company's products produced there and imported into the United States. This increase in duty would be large enough that it could materially affect the Company's business. Products shipped to other countries should not be affected. Other toy companies also source product from China and would be affected to similar degrees. However, the impact on the Company from any significant change in duties on its Chinese produced products would depend on several factors including, but not limited to, the Company's ability to: (1) procure alternative manufacturing sources outside of China; (2) retrieve its tooling;
(3) relocate its production in sufficient time to meet demand; and (4) pass resultant cost increases through as product price increases.

In 1994, certain quotas on selected Chinese produced toy products were introduced in the European Economic Community. These quotas are not expected to have a material impact on the Company's business in 1995.

Transactions in which the Company purchases goods from manufacturers are mostly denominated in Hong Kong dollars and, accordingly, fluctuations in Hong Kong monetary exchange rates may have an impact on cost of goods. However, in recent years, the value of the Hong Kong dollar has had a continuing stable relationship to the value of the U.S. dollar and the Company has not experienced any significant foreign currency fluctuations. Inflationary pressure in China could have an effect on the cost of product sourced from China.

Galco's staff of 98 employees in Hong Kong (as of December 31,

1994) undertake certain elements of the design and development of new products. Additionally, Galco arranges with manufacturers for the production, shipment and delivery of products, and monitors the quality of the products produced. Galco also has 33 employees in other countries in the Orient performing similar activities.

The principal raw materials used in the production and sale of the Company's products are plastics and paper products. The Company believes that an adequate supply of raw materials used in the manufacture of its products are readily available from existing and alternate sources.

Distribution and Sales

The Company markets and sells its products throughout the world, with sales to customers in the United States aggregating on a consolidated basis 66%, 66% and 65% of net sales in 1994, 1993 and 1992, respectively.

Outlets for the Company's products in the United States include specialty toy retailers, discount and chain stores, catalog and mail order companies, department stores, variety stores and independent distributors which purchase the products directly from the Company and ship them to retail outlets. In 1994 and 1993, Toys "R" Us, Inc. accounted for 21% of the Company's consolidated net sales.

The Company has a sales staff of seven people supplemented by several manufacturers' representative organizations in the United States who act as independent contractors. The Company's sales staff and the manufacturers' representatives offer the Company's products through the use of samples and promotional materials at toy shows and by making regular customer sales calls. The Company also directly introduces and markets to customer new products and extensions to previously marketed product lines by participating in the major trade shows in New York, Hong Kong and Europe and through the maintenance of a showroom in New York City. Manufacturers' representatives utilized by the Company receive commissions, which were approximately 1.0%, 1.3% and 1.3% of net sales in 1994, 1993 and 1992, respectively.

The Company utilizes warehouse facilities primarily in Union City, California for storage of its products. Disruptions in shipments from the Orient or from this facility could have a material adverse effect on the Company. The Company believes that adequate storage facilities are available.

Galoob has an extensive international sales program. The Company, in conjunction with its Hong Kong subsidiary, Galco, actively sells it products into 35 countries and sells directly to 51 separate, independent toy distributors, each of which is domiciled in the respective country to which sales are made. While international sales have averaged approximately one-third of total company sales, these sales are understated in proportion to the volume of Galoob products sold outside of the United States. International sale prices to distributors are significantly lower than U.S. domestic sale prices to retail accounts since international distributors are generally responsible for all importation, warehousing, marketing, promotional and selling related costs. In 1994, approximately fifty percent of all Galoob toys sold were shipped to countries outside the United States.

Sales by the Company to foreign customers are ordinarily denominated in U.S. dollars and, accordingly, the Company's revenues are not affected by fluctuations in monetary exchange rates. However, the value of the U.S. dollar in relation to the value of other currencies may have a positive or negative impact on the Company's sales volume over time, depending on the change in relationship of the respective currencies.

The Company does not ordinarily sell its products on consignment and ordinarily accepts returns only for defective merchandise. Returns have historically not been significant. In certain instances, where retailers are unable to resell the quantity of products which they have purchased from the Company, the Company may, in accordance with industry practice, assist retailers to sell such excess inventory by offering discounts and other price concessions.

Advertising

Although a portion of the Company's advertising budget is expended for newspaper advertising, magazine advertising, catalogs and other promotional materials, the Company allocates the bulk of its advertising budget to television. As is common practice in the toy industry, the Company advertises on national network, syndicated cable and local spot television.

Seasonality and Backlog

Because of heavy retail demand for toy products during the Christmas season, the toy industry is highly seasonal in nature. Consistent with U.S. toy industry practices, receivables from a significant portion of domestic sales are not collected until the final weeks of the fourth quarter and the first quarter of the succeeding year, which creates a substantial demand for working capital on a seasonal basis. See "Business--Advertising" and "Business--Manufacturing".

The results of operations for any quarter are subject to a number of variables and may not reflect the results of operations for the year. Similarly, any comparisons between fiscal periods of successive years may not be indicative of the results of operations for a full year.

Orders in the U.S. toy industry are generally cancelable until shipped. Therefore, the Company believes that backlog may not be an accurate indicator of the Company's future sales.

Competition

The toy industry is highly competitive. The Company competes with several larger toy companies, such as Hasbro, Mattel and Tyco, and many smaller companies, in the design and development of new toys, the procurement of licenses, the improvement and expansion of previously introduced products and product lines and the marketing and distribution of its products. In addition, it is common in the toy industry for companies to market products which are similar to products being successfully marketed by competitors. The Company believes that the strength of its management team, quality of its products, its relationships with inventors, designers and licensors, its distribution, and its overhead and operational controls permit it to compete effectively in the marketplace. See "Business--Design and Development", "Business--Distribution and Sales" and "Business".

Government Regulations

The Company is subject to the provisions of, among other laws, the Federal Hazardous Substances Act and the Federal Consumer Product Safety Act. Those laws empower the Consumer Product Safety Commission (the "CPSC") to protect consumers from hazardous toys and other articles. The CPSC has the authority to exclude from the market articles which are found to be hazardous and can require a manufacturer to recall such products under certain circumstances. Similar laws exist in some states and cities in the United States and in Canada and Europe. Products are also designed and tested to meet or exceed ASTM F963, the Standard Consumer Safety Specification on Toy Safety. The Company emphasizes the safety and reliability of its products and has established a strong quality assurance and control program to meet the Company's objective of delivering high quality products.

Employees

As of December 31, 1994, the Company had 241 employees; 110 in the United States and 131 in the Far East. This compares to 233 total employees at December 31, 1993; 111 in the United States and 122 in the Far East. Nine of the Company's employees, some of which are employed only on a seasonal basis, are subject to a collective bargaining agreement which expires May 31, 1998. The Company believes that its labor relations are satisfactory.

Item 2.          Properties

The Company's principal executive offices are located at 500 Forbes Boulevard, South San Francisco, California, where the Company owns a building with approximately 136,000 square feet. The Company occupies approximately 33,000 square feet of office space and leases the additional 103,000 square feet of warehouse space to third parties. The Company also has 125,000 square feet of warehouse space at Union City, California, under a lease which expires in 1997, with rights to renew for one five year term. In addition, the Company has a showroom, consisting of approximately

9,000 square feet, which is located at 200 Fifth Avenue, New York, New York, under a lease that expires in 1996, and office and warehouse space in Hong Kong consisting of approximately 25,388 square feet under leases which expire at varying dates through 1996.

The Company's properties provide adequate capacity to support the present and expected future levels of business.

Item 3.          Legal Proceedings

On May 17, 1990, the Company filed a complaint against Nintendo of America, Inc. ("Nintendo") seeking a declaratory judgment and injunctive relief in the United States District Court, Northern District of California (the "District Court"). This complaint sought confirmation of the Company's right to market, distribute and sell its Game Genie product. On June 1, 1990, Nintendo filed a complaint in the same District Court alleging copyright and trademark infringement and seeking a preliminary and permanent injunction and unspecified damage.

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

Separately, the Company pursued recovery of damages from Nintendo that resulted from the original issuance of the preliminary injunction. On July 6, 1992, the District Court awarded the Company a $15 million damage judgement against Nintendo, which was the maximum amount that could be awarded in light of the $15 million bond that Nintendo had been required to post in the proceedings. Nintendo appealed this damage award, and on February 17, 1994 the Appeals Court unanimously affirmed the District Court's ruling. Subsequently, the Appeals Court rejected an additional Nintendo petition on March 21, 1994.

On April 11, 1994, Nintendo paid the Company $16.1 million representing the full damage award plus interest and related costs. The Company retained approximately $12.1 million of this amount, and the Company's Game Genie licensors were paid the remaining $4.0 million. Notwithstanding such payment, on June 20, 1994, Nintendo filed a petition for a Writ of Certiorari with the United States Supreme Court, which asked the Supreme Court to review the the damage award on a discretionary basis. On October 3, 1994, the Supreme Court rejected Nintendo's petition and affirmed Galoob's right to the full damage award. There is no further basis for appeal by Nintendo.

Nintendo's original trademark claim and the Company's original anti-trust cross-claim against Nintendo were severed from the copyright claims that were adjudicated on July 3, 1991. On January 18, 1995 these claims were dismissed with prejudice by Nintendo and Galoob respectively. The Nintendo Game Genie infringement lawsuit is now complete.

The Company is involved in various other litigation and legal matters which are being prosecuted or defended in the ordinary course of business. None of these matters is expected to result in outcomes having a material adverse effect on the Company's consolidated financial position.

Item 4.          Submission of Matters to a Vote of Security Holders

                 None.

Item 4a.         Executive Officers of the Registrant

The following table sets forth the names, ages and all positions and offices held by the Company's executive officers:

Name                                            Age               Position
----                                            ---               --------
Mark D. Goldman                                 44                President, Chief
                                                                  Executive Officer and
                                                                  Director

William G. Catron                               49                Executive Vice President,
                                                                  General Counsel and Chief
                                                                  Administrative Officer

Loren Hildebrand                                55                Executive Vice President,
                                                                  Sales

Ronald Hirschfeld                               44                Executive Vice President,
                                                                  International Sales and
                                                                  Marketing

Gary Niles                                      55                Executive Vice President, Marketing and Product
                                                                  Acquisition

Louis Novak                                     46                Executive Vice President and  Chief Operating Officer

William B. Towne                                50                Executive Vice President,
                                                                  Finance and Chief Financial Officer

H. Alan Gaudie                                  54                Senior Vice President,
                                                                  Finance

Mark D. Goldman has served as President and Chief Executive Officer since June 1991. From 1987 to 1991 he served as Executive Vice President and Chief Operating Officer. Prior to 1987, Mr. Goldman served in various executive capacities at Ages Entertainment Software, Inc. (formerly Sega Enterprises Inc.) and Mattel, Inc.

William G. Catron has served as Executive Vice President, General Counsel and Chief Administrative Officer since May 1992. For the seven years prior to that, Mr. Catron was Senior Vice President, Assistant General Counsel for Paramount Pictures Corporation. Before 1985, Mr. Catron served in various executive capacities at Ages Entertainment Software, Inc. (formerly Sega Enterprises, Inc.) and Mattel, Inc.

Loren Hildebrand has served as Executive Vice President, Sales since April 1994. From 1992 to 1994 he was President of Creative Consultants. From 1989 to 1992 he was Executive Vice President and a partner in Toy Soldiers, Inc. a start-up company. Prior to 1989,

Mr. Hildebrand was a consultant for Worlds of Wonder and executive for Mattel, Inc.

Ronald Hirschfeld has served as Executive Vice President, International Sales and Marketing since February 1994. From 1989 to 1994 he served as Senior Vice President, International Sales and Marketing. Prior to that time, he served as Senior Vice President, International Operations from 1987 to 1989 and has held various positions within the Company since 1978.

Gary Niles has served as Executive Vice President, Marketing and Product Acquisition since February 1992. From 1989 to 1992, he served as Senior Vice President, FOB Division. Before joining the Company, he was an executive with U.A.C., Ltd., a division of Universal Matchbox, Revell Incorporated and Ages Entertainment Software, Inc. (formerly Sega Enterprises Inc.).

Louis Novak has served as Executive Vice President and Chief Operating Officer since February 1992. From 1989 to 1992, he served as Senior Vice President, Operations. From 1986 to 1989 he was Senior Vice President, Worldwide Product Operations for Coleco Industries, Inc. ("Coleco"). Prior to that time, Mr. Novak was an executive with All American Gourmet Company, Inc., a manufacturer of frozen food products and for Mattel, Inc.

William B. Towne has served as Executive Vice President, Finance and Chief Financial Officer since March 1995. From 1990 to 1995, he served as Executive Vice President, Chief Financial Officer for Forstmann & Co, Inc. From 1982 to 1990, Mr. Towne worked for Tambrands, Inc. where he rose from Manager of Forecast and Planning to Chief Financial Officer of their International Division.

H. Alan Gaudie has served as Senior Vice President, Finance since April 1992. From 1985 to 1992 he served as Corporate Controller, Vice President, Corporate Controller and Senior Vice President, Acting Chief Financial Officer.

                                     PART II

Item 5.          Market for the Registrant's Common Equity and
                 Related Stockholder Matters

The Company's common stock, par value $.01 per share, has traded on the New York Stock Exchange since July 9, 1987. The following table sets forth for each quarter during the last two fiscal years the high and low closing sale prices as reported by the New York Stock Exchange:

Fiscal Year                                           High                        Low
-----------                                          ------                     -------
1994             First Quarter                       10 5/8                       6 1/8
                 Second Quarter                       6 7/8                       5 1/2
                 Third Quarter                        8 1/2                       6 1/8
                 Fourth Quarter                       7 3/8                       4 3/4

1993             First Quarter                      $ 4 1/8                     $ 3 1/8
                 Second Quarter                       3 7/8                       3 3/8
                 Third Quarter                        3 3/4                       2 1/2
                 Fourth Quarter                      10 3/4                       4 1/4

As of March 1, 1995, there were approximately 2,025 holders of record of the Company's common stock.

No cash dividends were declared in 1994 or 1993 on the common stock. The Board of Directors has no current plans to pay cash dividends on the common stock. The Company's current credit agreement and the terms of its Convertible Exchangeable Preferred Stock limit the Company's ability to pay cash dividends on the common stock. (See Notes E and M of Notes to Consolidated Financial Statements.) Future dividend policy will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors.

Item 6.          Selected Financial Data


                                                                    (in thousands, except per share amounts)
                                                                             Years ended December 31
                                                -------------------------------------------------------------------------------
                                                    1994             1993               1992             1991             1990

Net revenues                                    $178,792          $134,334         $166,280           $150,636         $126,943

Net earnings (loss)                               18,424           (10,924)          (2,447)            (7,540)         (29,245)

Preferred stock dividends:
 Paid                                                  -                 -              782              3,127            3,127
 In arrears                                        3,127             3,127            2,345                  -                -

Net earnings (loss)
 applicable to
 common shares                                   $15,297          $(14,051)        $ (5,574)          $(10,667)        $(32,372)

Net earnings (loss) per common share:
  Primary                                        $  1.51          $  (1.47)        $   (.59)          $  (1.14)        $  (3.48)
  Fully diluted                                     1.41             (1.47)            (.59)             (1.14)           (3.48)

Number of common shares
  and common share
  equivalents
  outstanding - average                           10,111             9,548            9,400              9,325            9,315

At December 31:

  Total assets                                  $100,766          $ 71,005         $ 71,604           $ 64,016         $ 75,546

  Long-term debt                                  18,414            18,608            4,944              5,244            5,541

  Working capital                                 53,219            30,813           27,070             29,127           37,914

  Shareholders'
   equity                                         44,768            22,162           32,246             35,092           45,610

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations



Results of Operations

The following table sets forth for the periods indicated the percentage relationships between revenues and certain expenses and earnings items:

                                                                         Percentage of Net Revenues

                                                                          Years ended December 31

                                                         1994               1993                 1992
                                                        ------             -----                -----
Net revenues                                             100.0%            100.0%               100.0%
Cost of products sold                                     58.5              61.7                 63.1
                                                         -----             -----                -----
Gross margin                                              41.5              38.3                 36.9

Advertising and promotion                                 17.1              17.5                 13.7
Other selling and
  administrative                                          15.1              19.1                 18.3
Research and
  development                                              4.1               5.6                  4.1
Variable stock option plan
  expense                                                 -                  3.0                  -
Earnings (loss)
  from operations                                          5.2              (6.9)                 0.8
Expenses related to
  resignations of former
  officers                                                -                  -                   (1.3)

Net Proceeds from Nintendo award                           6.8               -                    -
Interest expense                                          (1.5)             (1.3)                (0.9)
Other income, net                                          0.2               0.1                  0.1
Provision for income
  taxes                                                   (0.4)             -                    (0.2)
                                                         -----             -----                 ----
Net earnings (loss)                                       10.3%            (8.1%)                (1.5%)
                                                         =====             =====                 ====

1994 Compared to 1993

In 1994, the Company was profitable, which was its best performance since 1989. This was a result of the successful implementation of the Company's recovery plan which began in 1991.

The recovery plan objective was to reposition the Company so it could generate sustainable profitability and growth. Essential to reaching this objective were three key goals: (1) restore and expand the Company's core business, the Micro Machines brand; (2) focus on growth opportunities in new product areas, such as the male action category; and (3) to lower breakeven versus the 1990 cost profile. The new management team was put in place in 1991.

Overall, consolidated net sales, including both toy sales and sales of the Game Genie video game enhancer, in 1994 were $178.8 million which represented a 33% increase from 1993 net sales of $134.3 million. Worldwide toy sales in 1994 achieved a 72% increase over 1993. Domestic toy sales rose by 103% and international toy sales by 33% from 1993 to 1994.

A major key to the 1994 sales growth was the continuing expansion of the Micro Machines brand. In 1994, sales of Micro Machines grew significantly for the second consecutive year. Net sales in 1994 climbed to $113.0 million which was a 59% increase over 1993 levels. This comes on top of a 55% increase in sales in 1993 over 1992. A significant area of growth in the Micro Machines line was from licensed products such as Star Wars, Star Trek and Power Rangers.

The Company also successfully entered a new, high-growth potential category - male action. Biker Mice From Mars, which was introduced in late 1993, generated sales in 1994 of $41.4 million as compared to $4.3 million in 1993. In September 1994, the Biker Mice From Mars television show went to five days per week airing from its previous one day per week. Ratings since that time have been lower than previously achieved and a smaller than anticipated increase in retail sales in the U.S. market has occurred. However, demand has been stronger in most European markets. Overall the Company achieved its 1994 worldwide Biker Mice From Mars revenue goal. As a result of consumer demand falling short of the Company's expectations for the U.S. in 1994, the Company has ceased all sales and marketing activities for Biker Mice from Mars domestically in 1995. However, strong international demand for Biker Mice From Mars is expected to continue. In 1995, the Company is expanding in the male action category with toy product introductions for Mutant League and Ultraforce.

In late 1994, shipments of two new products, Sky Dancers, a flying doll, and My Pretty Dollhouse, commenced and generated sales of $3.3 million and $3.0 million, respectively. The Company believes the category of girls' toys is a significant growth opportunity.

Game Genie sales were $4.2 million in 1994 as compared to $32.8 million in 1993. This decrease reflected the normal maturity cycle for such products and this trend is expected to continue.

Gross margin totaled $74.2 million in 1994, an increase of $22.7 million from 1993. This increase was due to higher sales volume and a higher gross margin rate. The gross margin rate improved to 41.5% in 1994 from 38.3% in 1993 due to three factors. First, the international gross margin rate was higher due to a change in product mix. Second, the percent of U.S. sales to worldwide sales was greater. The Company's gross margin rate on domestic sales is significantly higher than foreign sales because foreign prices are lower as the customer is responsible for the cost of importing and promoting the products. Third, while tooling, packaging and other costs in the aggregate where higher in 1994 to 1993, they were lower as a percent of sales in 1994 compared to 1993.

Advertising and promotion expenses were $30.6 million in 1994 compared to $23.5 million in 1993. The higher expenses were primarily a result of an increase in planned television advertising expense domestically in connection with the Company's expanded product lines. Other selling and administrative expenses were $27.0 million in 1994 compared to $25.6 million in 1993. This increase was due mainly to incentive compensation which was reinstated based on the Company's 1994 performance. Research and development expenses were approximately equal in 1994 compared to 1993.

The $4.0 million expense in 1993 related to the variable stock option plan was a one-time charge. See discussion below.

The Company received $12.1 million in 1994 from the litigation award against Nintendo of America, Inc. This amount was obtained by reducing the gross award of $16.1 million by amounts due the Company's Game Genie licensors. (See Note L of Notes to Consolidated Financial Statements).

Interest expense in 1994 was $2.6 million compared to $1.8 million in 1993. An increase of $1.0 million was due to the 8% Convertible Subordinated Debentures being outstanding all of 1994 compared to being outstanding for less than 2 months in 1993. Interest was reduced by lower average borrowings under the line of credit in 1994, although interest rates were higher. The increase in the prime rate which occurred during 1994 is expected to result in a higher average interest rate during 1995.

Other income was $0.4 in 1994 compared to $0.1 in 1993.

The income tax expense for 1994 includes provisions for federal, state and foreign income taxes, after taking into account the available net operating loss carryforwards from prior years. In 1993, the tax provision represented only foreign income taxes as there was no taxable U.S. income. At December 31, 1994, the Company has federal net operating loss carryforwards of approximately $11.5 million and unused federal tax credits of approximately $1.8 million available to reduce taxes in future periods. (See Notes A and F of Notes to Consolidated Financial Statements).

The Company's breakeven point has been substantially reduced since 1990. In 1994, the Company's earnings from operations were $9.3 million on $178.8 million sales which was a $39.1 million improvement in earnings from operations and a $51.9 million sales improvement in comparison to 1990 sales of $126.9 million and loss from operations of $29.8 million. The Company's operations have been adjusted to generate profitability from a base of continuing business and moderate success in newly introduced products.

In management's opinion, inflation did not have a material impact on the Company's business in 1994. The Company did not have any substantial price increases in 1994 or 1993.

The toy industry is affected by changing consumer tastes, shifting cultural and demographic trends and general economic conditions. Consequently, the Company's results are dependent, in large part, on management's experience in the toy industry and its ability to identify and capitalize on current trends and market new products in a timely and efficient manner. The Company may not always be able to anticipate changes in consumer demand or to respond quickly to such changes once they are identified, and such inabilities could have an adverse impact on the Company.

Historically, a relatively small number of items have contributed a large portion of the Company's revenues in each year. An increase or decrease in popularity of a particular item during any year could have a material impact on revenues and profit for that year. The Company's strategy emphasizing multi-year extendable brands is intended to mitigate adverse impacts.

The Company does not carry insurance for political, social or economic unrest or disruptions, for several reasons including, but not limited to, costs of such insurance and the limited insurance coverage available. The impact on the Company from such unrest or disruptions would depend on several factors, including, but not limited to the nature, extent and location of such unrest or disruptions and the Company's ability to: (1) procure alternative manufacturing sources outside of the country involved; (2) retrieve its tooling; (3) relocate its production in sufficient time to meet demand; and (4) pass resultant product cost increases likely to be incurred outside of the country involved through to the Company's customers as product price increases.

The Company's products are produced principally in China which currently is designated with "most favored nation" ("MFN") status by the United States. This allows products imported into the United States from China to be accorded the most favorable import duties. In late 1994, Congress approved the GATT (Uruguay round) which allows imports into the United States of toy merchandise with unconditional duty free entry from any nation with MFN status. Generally, the trade negotiations between China and the United States have been difficult, but both sides have shown their willingness to resolve trade disputes and avoid punitive sanction. Punitive sanctions could result in the United States imposing higher duties on selective Chinese made products imported into the United States (these sanctions would be put in place through Section 301). In the past, section 301 sanctions proposed by the United States did not include sanctions or punitive duties against toy imports from China. As such, the Company would be unaffected. The loss of MFN status for China, however, would result in a substantial increase in duty for the Company's products produced there and imported into the United States. This increase in duty would be large enough that it could materially affect the Company's business. Products shipped to other countries should not be affected. Other toy companies also source product from China and would be affected to similar degrees. However, the impact on the Company from any significant change in duties on its Chinese produced products would depend on several factors including, but not limited to, the Company's ability to: (1) procure alternative manufacturing sources outside of China; (2) retrieve its tooling; (3) relocate its production in sufficient time to meet demand; and (4) pass resultant cost increases through as product price increases.

In 1994, certain quotas on selected Chinese produced toy products were introduced in the European Economic Community. The quotas are not expected to have a material impact on the Company's business in 1995.

In 1995, the Company expects its import duties to be reduced pursuant to the new GATT agreement. The Company is aware of substantial cost pressures concerning the price of paper used in packaging and plastic resin used in production, and such cost pressures could result in price increases that completely or substantially offset the import duty reductions.

1993 Compared to 1992
---------------------

Net revenues of $134.3 million for 1993 represented a 19% decrease from 1992 revenues. Results were adversely affected by heightened inventory controls by retailers. Despite that environment the Company experienced sales growth in its toy product lines which was mainly attributable to its core brands Micro Machines. Worldwide sales in 1993 of Micro Machines which included Z-Bots increased 55% over 1992 sales levels. Micro Machines sales increased to $54.9 million in 1993 from $45.3 million in 1992 and Z-Bots generated sales of $16.0 million in 1993.

Game Genie sales were $32.8 million in 1993 as compared to $65.3 million in 1992. This decrease reflected the normal maturity cycle for such products.

In December 1993, shipments of Biker Mice From Mars commenced and generated $4.3 million of sales. This new licensed product line consists of action figures, accessories and playsets based on the Biker Mice From Mars syndicated television animation series which first aired in September 1993.

In 1992, Trash Bag Bunch, Baby Face, World Championship Wrestling, Lazer Pro, Macro Machines and Magic Diaper Babies had sales of $28.5 million; these products had significantly reduced sales in 1993 to $3.3 million. The Company continues to introduce new products each year, such as Z-Bots, to offset the revenue lost as a result of the discontinuation of other products.

Gross margin totaled $51.5 million in 1993, a decrease of $9.8 million from gross margin of $61.3 million in 1992. The decrease was due to lower sales volume. The gross margin rate improved to 38.3% in 1993 from 36.9% in 1992 due mainly to two factors. First, sales of discontinued products, which sold at little or no margin, decreased as a percentage of total revenues in 1993 over 1992. Second, domestic gross margins were higher due to a change in product mix.

Advertising and promotion expenses were $23.5 million in 1993 compared to $22.8 million in 1992. The increase was due to various sales promotions and an increase in television origination costs.

Other selling and administrative expenses were $25.6 million in 1993 compared to $30.3 million in 1992. This decrease was due mainly to cost reductions in foreign operations, reduced legal fees and reduced insurance expenses.

Research and development expenses increased in 1993 to $7.5 million from $6.9 million in 1992. This increase was attributable to outside contract expense and the expansion of the number of products being developed.

Expenses related to the variable stock option plan were approximately $4.0 million in 1993 resulting from a fourth quarter non-recurring, non-cash charge. This charge arose from the operation and termination of the Company's 1992 Senior Executive Stock Option Plan (the "1992 Plan"), a variable stock option plan. The sharp rise in the price of the Company's common stock during the fourth quarter (and the corresponding decrease in the exercise price of the options granted under the 1992 Plan) led to the non-recurring charge. Generally accepted accounting principles ("GAAP") for variable stock option plans required the Company to record a compensation expense accrual measured by the difference between the market price of the common stock underlying an option and the option exercise price as of December 31, 1993. This charge against earnings was recorded although no compensation payments were required by the 1992 Plan or made by the Company.

The Company believed that the application of GAAP could have resulted in large and repeated future distortions to reported quarterly earnings of the Company, based on fluctuations in the stock price so long as the 1992 Plan remained in effect. Therefore, on January 26, 1994, in order to prevent the distortion of future reported earnings of the Company, the Board of Directors ("Board") terminated the 1992 Plan, subject to shareholder approval. The 1992 Plan was cancelled and replaced by a new plan, subject to shareholder approval. Under the new plan, each holder of options under the 1992 Plan was granted new options with an option exercise price of $9.00, the trading price of the common stock of the Company at the time of the Board actions. In connection with the termination of the 1992 Plan, the Company recorded an accrued liability on its balance sheet at December 31, 1993 in the amount of approximately $4.0 million and recorded a non-recurring, non-cash charge to earnings. In addition, in connection with the termination of the 1992 Plan, subject to shareholder approval, the Board also granted 449,732 shares of common stock to compensate such optionees for giving up their existing gain that had arisen under the 1992 Plan measured by the difference between the $9.00 market price and the option exercise price of the 1992 Plan options at the time the 1992 Plan was terminated. All of the above changes were approved by the shareholders on June 21, 1994. (See Note N of Notes to Consolidated Financial Statements.)

Interest expense in 1993 was $1.8 million compared to $1.6 million in 1993. The increase was due to two factors. First, the average line of credit borrowing were higher in 1993 as compared to 1992 and the interest rates slightly decreased. Second, the Company incurred interest expense related to the 8% Convertible Subordinated Debentures issued in November 1993.

Other income, net was approximately equal in 1993 and 1992.

The tax provisions recorded represent taxes accrued on income of the Company's wholly-owned foreign subsidiary for the years ended 1993 and 1992. No U.S. tax recovery was recorded on the loss in the years ended 1993 and 1992 due to prior year losses. In 1993, the Company retroactively adopted Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. The new standard is similar to SFAS 96, which the Company had used since 1988, as SFAS 109 also requires, among other things, an asset and liability approach for financial accounting and reporting for income taxes. Adoption of SFAS 109 did not have a material effect on the financial statements.

Liquidity, Financial Resources and Capital Expenditures

The Company is party to a loan and security agreement (the "Loan Agreement") with Congress Financial Corporation (Central) (the "Lender") which makes available to the Company through March 31, 1995 a line of credit up to $30 million, with provisions to increase the line to $40 million if an acquisition is made. Borrowing availability is determined by a formula based on qualified assets. The current interest rate is at prime rate plus 2%; the rate will increase by 0.25% if the increase in the credit limit occurs. In consideration for entering into the Loan Agreement, the Company paid a $375,000 fee. The Company has also agreed to pay periodically an unused line fee of 0.25% and certain management fees. The Loan Agreement provides that the preferred dividend payments may not be made without the prior consent of the Lender.

On March 31, 1995, the Company entered into an amended and restated security agreement (the "New Agreement") with the Lender. The New Agreement extends through March 31, 1997 and provides a line of credit of $40 million, with provision to increase the line to $60 million at the option of the Company. Borrowing availability is determined by a formula based on qualified assets. The interest is at prime rate plus 1% (1% lower then the rate applicable to the old Loan Agreement). In consideration for entering into the New

Agreement, the Company paid a $100,000 fee; additional fees will be due if the Company exercises its option to increase the line. The Company has also agreed to pay an unused line fee of 0.25% and certain management fees. The New Agreement provides that the preferred dividends payments may not be made without the prior consent of the Lender.

On November 17, 1993, the Company sold in a private placement $14 million in principal amount of 8% Convertible Subordinated Debentures (the "8% Debentures"), at par. The interest is to be paid semi-annually. The 8% Debentures mature on November 30, 2000 and are convertible into shares of the Company's common stock at $9.26, calculated based upon 115% of the average of the Company's closing common stock price for the ten business days ended November 12, 1993. The Company applied the net proceeds received from the 8% Debentures to the expansion of its product lines.

On June 10, 1992, the Company announced it would not pay the July 1, 1992 $0.425 per share quarterly dividend on its Depository Shares which represent shares of the Company's Preferred Stock. The Company has not paid the subsequent quarterly dividends. As of January 1, 1995, the dividend was cumulatively eleven quarters in arrears, representing a total dividend arrearage of $8.6 million. By the terms of the Certificate of Designations for the Company's Preferred Stock, the Company is not legally obligated to pay any such arrearage. The Company believes that it is in its best interest not to reinstate the dividend until the Company has generated consistent net income from operations and continuation of such profitability can be reasonably expected. The net earnings (loss) per share calculation includes a provision for the Preferred Stock dividends in arrears. No common stock dividends may be paid unless all Preferred Stock dividend payments are current. As a result of the cumulative dividend being six or more quarters in arrears, on July 15, 1994 the holders of the Preferred Stock exercised their right to elect two new directors.

Net cash used by operating activity during 1994 was $6.5 million (due to asset increases more than offsetting the cash provided by net earnings) compared to $7.4 million used in 1993. Net cash used in investing activities during 1994 was $0.5 million (investment in new equipment) compared to $0.2 million in 1993. Cash utilized in the Company's operating and investing activities during 1994 was principally provided by borrowings under the Loan Agreement.

Working capital was $53.2 million at December 31, 1994 compared to $30.8 at December 31, 1993. The ratio of current assets to current liabilities was 2.4 to
1.0 at December 31, 1994 compared to 2.0 to 1.0 at December 31, 1993.

The Company had no material commitments for capital expenditures at December 31, 1994.

The Company believes that with its assets, the results of operations and the Loan Agreement it has adequate liquidity and capital resources to meet its current and anticipated needs.

Item 8.          Financial Statements and Supplementary Data

                 The Consolidated Financial Statements and Financial Statement Exhibits are listed in Item 14(a) and are included herein.

Item 9.          Changes in and Disagreements with Accountants and Financial
                 Disclosure

                 Not applicable.

                                    PART III

Item 10.         Directors and Executive Officers of the Registrant

                 (a)  Identification of Directors

                          The section entitled "Election of Directors" contained in the Proxy Statement is hereby incorporated by reference.

                 (b)      Identification of Executive Officers:

                          See PART I of this Form 10-K.

Item 11.         Executive Compensation

                 The section entitled "Executive Compensation" contained in the Proxy Statement is hereby incorporated by reference.

Item 12.         Security Ownership of Certain Beneficial Owners and Management

                 The section entitled "Security Ownership of Management" contained in the Proxy Statement is hereby incorporated by reference.

Item 13.         Certain Relationships and Related Transactions

                 The section entitled "Executive Compensation" contained in the Proxy Statement is hereby incorporated by reference.

                                     PART IV

Item 14.         Exhibits, Financial Statement Schedules, and Reports on Form
                 8-K

                 Index to Financial Statements

The following consolidated financial statements and schedules of the Company and its subsidiaries are included as Part II, Item 8 of this Report:

                 (a) 1.  Financial Statements                                           Page
                         --------------------                                           ----
                     Report of Independent Accountants                                   F-1

                     Consolidated Financial Statements:

                     Consolidated Balance Sheets - December 31, 1994 and December        F-2
                     31, 1993

                     Consolidated Statements of Operations for the years ended           F-3
                     December 31, 1994, 1993 and 1992

                     Consolidated Statements of Changes in Shareholders' Equity for      F-4
                     the years ended December 31, 1994, 1993 and 1992

                     Consolidated Statements of Cash Flows for the years ended           F-5
                     December 31, 1994, 1993 and 1992

                     Notes to Consolidated Financial Statements                          F-6 to
                                                                                         F-25

                 (a) 2.  Financial Statement Schedules
                         -----------------------------

                     Schedule I - Marketable Securities - Other Investments -            S-1
                     December 31, 1994 and December 31, 1993


                     Schedule VIII - Valuation and
                     Qualifying Accounts and Reserves                                    S-2
                     for the years ended December 31,
                     1994, 1993 and 1992

                     Schedule X - Supplementary Income
                     Statement Information for the                                       S-3
                     years ended December 31, 1994, 1993
                     and 1992

All other schedules have been omitted because they are inapplicable or not required, or the information is included in the financial statements or notes thereto.

                 (a) 3.  Exhibits


Exhibit No.
-----------

2                        Agreement of Merger, dated as of July 6, 1987.
                         (Incorporated by reference to Exhibit 2 to the Company's Amendment No. 1 on Form 8 to the Registration
                         Statement on Form 8-B, filed with the Commission on January 11, 1988 (the "Amendment No. 1 to the Form
                         8-B").)

3.1 Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Form
                         8-B.)

3.2                      Bylaws. (Incorporated by reference to Exhibit 3.2 to
                         Amendment No. 1 to the Form 8-B.)

4.1                      Form of Certificate for Shares of Common Stock of the
                         Corporation. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3,
                         Registration No. 33-33640, filed with the Commission on February 26, 1990 (the "Form S-3").)

4.2 Form of 1986 Nontransferable Stock Purchase Warrant issued to Paul Sullivan. (Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Form 8-B.)

4.4 Warrant Agreement, dated as of July 7, 1988, between the Corporation and Wells Fargo Bank and warrants issued to Wells Fargo Bank. (Incorporated by reference to Exhibit 4.4 to Amendment No. 3 on Form 8 to the
                         Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, filed with the Commission on August 2, 1988. (the "Amendment No. 3 to the 1987
                         10-K").)

4.4(1)                   Warrant Agreement, dated as of May 4, 1990, between the
                         Company and Camerica Corporation. (Incorporated by reference to Exhibit 4.4.1 to the Company's Annual
                         Report on Form 10-K for the fiscal year ended December
                         31, 1991, filed with the Commission on March 30, 1992
                         (the "1991 Form 10-K").)

4.4(2)                   Warrant Agreement, dated as of May 4, 1990, between the
                         Company and David Darling. (Incorporated by reference to the 1991 Form 10-K.)

4.4(3)                   Warrant Agreement, dated as of May 4, 1990, between the
                         Company and Jim Darling. (Incorporated by reference to the 1991 Form 10-K.)

4.4(4)                   Warrant Agreement, dated as of May 4, 1990, between the
                         Company and Richard Darling. (Incorporated by reference to the 1991 Form 10-K.)

4.4(5) Warrant Agreement, dated as of February 22, 1990, by and between the Company and Roger Kowalsky.
                         (Incorporated by reference to Exhibit 28 to the Form
                         S-3.)

4.4(6) Warrant Agreement, dated as of December 11, 1991, by and between the Company and Shereff, Friedman, Hoffman and Goodman. (Incorporated by reference to Exhibit
                         4.4(6) to the Company's Annual Report on Form 10-K for the fiscal year end December 31, 1993, filed with the Commission on March 31, 1994 (the "1993 Form 10-K").)

4.4(7) Warrant Agreement, dated as of November 17, 1993, by and between the Company and Gerard Klauer Mattison &
                         Co., Inc. (Incorporated by reference to Exhibit 4.4(7) to the 1993 Form 10-K.)

4.5                      Form of Certificate of Designations of the Company's
                         $17.00 Convertible Exchangeable Preferred Stock.
                         (Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form 8-A, filed with the Commission on October 6, 1989 (the "October 6,
                         1989 Form 8-A").)

4.5(1)                   Form of Certificate of Designations of the Company's
                         Series A Preferred Stock (Incorporated by reference to
                         Exhibit 2.2 to the Company's Registration Statement on
                         Form 8-A, filed with the Commission on January 23, 1990
                         (the "January 23, 1990 Form 8-A").

4.6                      Form of Indenture with respect to the Company's 8-1/2%
                         Convertible Subordinated Debentures due October 1,
                         2014, between the Company and Manufacturers Hanover
                         Trust Company as Trustee, including form of Convertible
                         Debenture. (Incorporated by reference to Exhibit 5 to the October 6, 1989 Form 8-A).

4.7                      Form of Indenture with respect to the Company's
                         Subordinated Debentures due October 1, 2014, between the Company and Manufacturers Hanover Trust Company as
                         Trustee, including form of Debenture. (Incorporated by reference to Exhibit 6 to the October 6, 1989 Form
                         8-A).

4.8                      Form of Indenture with respect to the Company's 8-1/2%
                         Senior Subordinated Notes, between the Company and
                         Continental Stock Transfer & Trust Company, as Trustee, including form of Note. (Incorporated by reference to Exhibit 7 to the October 6, 1989 Form 8-A).

4.9                      Form of Deposit Agreement between the Company and
                         Manufacturers Hanover Trust Company of California as
                         Depositary, including form of Depositary Receipt.
                         (Incorporated by reference to Exhibit 8 to the October
                         6, 1989 Form 8-A).


4.10 Form of Rights Agreement, dated as of January 17, 1990, between the Company and Mellon Securities Trust
                         Company. (Incorporated by Reference to Exhibit 2.1 to the January 23, 1990 Form 8-A).

4.11                     Indenture, with respect to the Company's 8% Convertible
                         Subordinated Debentures due year 2000, between the Company and Continental Stock Transfer & Trust Company, as Trustee, including form of Debenture Note.
                         (Incorporated by reference to Exhibit 4.11 to the 1993
                         Form 10-K)

10.1*                    1984 Employee Stock Option Plan, as amended.
                         (Incorporated by reference to Exhibit 4 to the Corporation's Registration Statement on Form S-8,
                         Registration No. 33-9393, filed with the Commission on September 2, 1987 (the "1987 Form S-8").)

10.1(1)* 1992 Senior Management Stock Option Plan. (Incorporated by reference to Exhibit 4.6 to the Company's
                         Registration Statement on Form S-8, Registration No.
                         33-56004, filed with the Commission on December 18, 1992 (the "1992 Form S-8").)

10.1(2)*                 Amended and Restated 1984 Employee Stock Option Plan
                         (Incorporated by reference to Exhibit 4.6 to the
                         Company's Registration Statement on Form S-8, Registration
                         Statement No. 33-56585, filed with the Commission on
                         November 23, 1994.)

10.1(3)*                 1994 Senior Management Stock Option Plan. (Incorporated by
                         reference to Exhibit 4.6 of the Company's Registration Statement
                         on Form S-8, Registration Statement No. 33-56587, filed with the
                         Commission on November 23, 1994.)

10.1(4)(a)*              Form of Agreement between each of Mark Goldman, William
                         Catron, Lou Novak, Gary Niles, Mark Shepherd, Ronald
                         Hirschfeld and H. Alan Gaudie and the Corporation.
                         (Incorporated by reference to Exhibit 4.6 of the Company's
                         Registration Statement on Form S-8, Registration Statement No.
                         33-56589, filed with the Commission on November 23, 1994.)

10.1(4)(b)*              Form of Amendment No. 1 between each of Mark Goldman,
                         William Catron, Lou Novak, Gary Niles, Mark Shepherd,
                         Ronald Hirschfeld and H. Alan Gaudie and the
                         Corporation.

10.2*                    Profit Sharing Plan. (Incorporated by reference to
                         Exhibit 10.2 to the Company's Registration Statement on
                         Form S-1, Registration No. 33-6743, filed with the
                         Commission on August 12, 1986 (the "1986 Registration
                         Statement").)


10.4(7)* Agreement, dated October 27, 1994, between Mark Goldman and the Company.

10.4(10)*                Agreement, dated as of December 11, 1991, by and
                         between Martin Nussbaum and the Company. (Incorporated
                         by reference to Exhibit 10.4(10) to the 1991 Form
                         10-K.)

10.4(11)(a)*             Agreement, dated July 15, 1993, between William G.
                         Catron and the Company. (Incorporated by reference to
                         Exhibit 10.4 (11) (a) to the 1993 Form 10-K)

10.4(11)(b)*             Agreement, dated July 15, 1993, between Lou Novak and
                         the Company. (Incorporated by reference to Exhibit 10.4
                         (11) (b) to the 1993 Form 10-K)

10.4(11)(c)*             Agreement, dated July 15, 1993, between Ronald
                         Hirschfeld and the Company. (Incorporated by reference
                         to Exhibit 10.4 (11) (c) to the 1993 Form 10-K)

10.4(11)(d)*             Agreement, dated July 15, 1993, between Gary Niles and
                         the Company. (Incorporated by reference to Exhibit 10.4
                         (11) (d) to the 1993 Form 10-K)

10.4(11)(e)*             Agreement, dated March 29, 1994, between Loren
                         Hildebrand and the Company.

10.4(11)(f)*             Agreement, dated February 27, 1995, between William B.
                         Towne and the Company.

10.7(3) Second Amended and Restated Credit Agreement dated as of March 31, 1992 among the Company, Bank of America
                         National Trust and Savings Association and other signatory thereto. (Incorporated by reference to Exhibit 10.7(3) to the Company's Annual Report on Form
                         10-K for the fiscal year ended December 31, 1992, filed with the Commission on March 31, 1993 (the "1992 Form
                         10-K")).


10.7(4) Amendments dated November 1, 1992 and February 17, 1993 to the Second Amended and Restated Credit Agreement dated as of March 31, 1992. (Incorporated by reference to Exhibit 10.7(4) to the 1992 Form 10-K.)

10.7(5) Securities Purchase Agreement, dated November 17, 1993, by and among the Company and the purchasers executing signature pages thereto (the "Purchasers").
                         (Incorporated by reference to Exhibit 10.7 (5) to the 1993 Form 10-K)

10.7(6)                  Registration Rights Agreement, dated as of November 17,
                         1993, by and among the Company and the Purchasers.
                         (Incorporated by reference to Exhibit 10.7 (6) to the 1993 Form 10-K)

10.7(7) Loan and Security Agreement, dated as of April 1, 1993, by and among the Company and Congress Financial
                         Corporation (Central), including form of Revolving Loan
                         Note. (Incorporated by reference to Exhibit 10.7 (7) to the 1993 Form 10-K)

10.7(7)(a)               First Amendment to Loan and Security Agreement, dated
                         as of November 17, 1993. (Incorporated by reference to
                         Exhibit 10.7 (7) (a) to the 1993 Form 10-K)

10.7(7)(b)               Amended and Restated Loan and Security Agreement, dated
                         as of March 31, 1995, by and among the Company and
                         Congress Financial Corporation (Central).

10.9(3) License Agreement, dated June 16, 1986, by and between Funmaker as Licensor and the Company as Licensee. (Incorporated by reference to Exhibit
                         10.10(5) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, filed with the Commission on March 31, 1987 ("1986 Form
                         10-K").)

10.9(4)                  License Agreement, dated May 4, 1990, by and among the
                         Company as Licensee, Codemasters Software Company, Ltd.
                         and Camerica Corporation, Limited. (Incorporated by reference to Exhibit 10.9(4) of the 1992 Form 10-K.)


10.9(4)(a)               Amendment No. 1 dated June 1991 to License Agreement
                         dated May 4, 1990. (Incorporated by reference to
                         Exhibit 10.9(4) (a) of the 1992 Form 10-K.)

10.9(4)(b)               Amendment No. 2 dated December 23, 1991 to License
                         Agreement, dated May 4, 1990. (Incorporated by
                         reference to Exhibit 10.9(5) (b) of the 1992 Form
                         10-K.)

10.9(5) European License Agreement, dated December 23, 1991, by and between the Codemasters Software Company, Ltd. and the Company as Licensee. (Incorporated by reference to Exhibit 10.9(5) of the 1992 Form 10-K.)

10.9(6)                  Third Amendment to United States License and First
                         Amendment to European License, dated November 4, 1992.
                         (Incorporated by reference to Exhibit 10.9(6) of the 1992 Form 10-K.)

10.9(7) Fourth Amendment to United States License Agreement, dated October 14, 1994.

10.10 Agreement of Purchase and Sale, dated October 22, 1986, by and between ATC Building Company as Seller and the Company as Buyer. (Incorporated by reference to Exhibit
                         10.11 to the 1986 Form 10-K.)

10.12                    Lease Agreement, dated March 12, 1987, by and between
                         Lincoln Alvarado and Patrician Associates, Inc. as
                         Lessor and the Company as Lessee. (Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Form 8-B.)

10.12(1)                 Amendment No. 1 to Lease dated March 12, 1987.
                         (Incorporated by reference to Exhibit 10.12(1) to the 1991 Form 10-K.)

11                       Computations of Earnings Per Share.

12 Computation of ratio of earnings to fixed charges and preferred stock dividends.

22                       Subsidiaries of the Company.

24.1                     Consent of Price Waterhouse.

27                       Financial Data Schedules

*Management contracts, compensatory plans and arrangements required to be filed as an exhibit pursuant to Item 14(c) of this Report.

(b)                      Reports on Form 8-K

No Report on Form 8-K has been filed during the last quarter of the period covered by this Report.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    LEWIS GALOOB TOYS, INC.
                                                    (Registrant)

                                                    By: /s/ Mark D. Goldman
                                                       --------------------
                                                    Mark D. Goldman
                                                    President, Chief Executive
                                                    Officer

Dated:        March 29, 1995
              --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                           Title                                            Date
---------                                           -----                                            ----

/s/ Mark D. Goldman                           President, Chief                                  March 29, 1995
-----------------------                       Executive Officer and
Mark D. Goldman                               Director

/s/ Scott R. Heldfond                         Director                                          March 29, 1995
-----------------------
Scott R. Heldfond

/s/ Paul A. Gliebe, Jr.                       Director                                          March 29, 1995
-----------------------
Paul A. Gliebe, Jr.

/s/ Martin Nussbaum                           Director                                          March 29, 1995
-----------------------
Martin Nussbaum

/s/ S. Lee Kling                              Director                                          March 29, 1995
-----------------------
S. Lee Kling

/s/ Andrew Cavanaugh                          Director                                          March 29, 1995
-----------------------
Andrew Cavanaugh

/s/ Roger Kowalsky                            Director                                          March 29, 1995
-----------------------
Roger Kowalsky

/s/ George Riordan                            Director                                          March 29, 1995
-----------------------
George Riordan

/s/ Hoffer Kaback                             Director                                          March 29, 1995
-----------------------
Hoffer Kaback

/s/ William B. Towne                          Executive Vice                                    March 29, 1995
-----------------------                       President, Finance
William B. Towne                              and Chief Financial Officer

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Shareholders of
Lewis Galoob Toys, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 28 present fairly, in all material respects, the financial position of Lewis Galoob Toys, Inc. and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP



San Francisco, California
February 10, 1995

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                 December 31
                                                           -----------------------
                                                             1994           1993
                                                           --------        -------
ASSETS
------
CURRENT ASSETS:

  Cash and cash equivalents                                $  2,225         $ 2,325
  Accounts receivable, net                                   57,883          33,383
  Inventories                                                16,824          12,979
  Tooling and related costs                                   8,379           5,020
  Prepaid expenses and other assets                           5,492           7,341
                                                           --------         -------
                          TOTAL CURRENT ASSETS               90,803          61,048

LAND, BUILDING AND EQUIPMENT, NET                             8,400           8,562

OTHER ASSETS                                                  1,563           1,395
                                                           --------         -------
                                                           $100,766         $71,005
                                                           ========         =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:

  Notes payable                                             $ 6,971        $      -
  Accounts payable                                           14,973          10,834
  Accrued expenses                                           14,939          18,916
  Income taxes payable                                          499             282
  Current portion of long-term debt                             202             203
                                                           --------         -------
                          TOTAL CURRENT LIABILITIES          37,584          30,235

LONG-TERM DEBT                                               18,414          18,608

SHAREHOLDERS' EQUITY:

  Preferred stock
   Authorized 1,000,000 shares

   Issued and outstanding 183,950 shares of $17
   Convertible Exchangeable Preferred Stock at
   $200 liquidation value per share                          36,790          36,790
  Common stock, par value $.01 per share
   Authorized 50,000,000 shares
   Issued and outstanding 10,055,089 shares
   in 1994 and 9,559,357 shares in 1993                         101              96
  Additional paid-in capital                                 31,506          27,293
  Retained earnings (deficit)                               (23,182)        (41,596)
  Cumulative translation adjustment                            (447)           (421)
                                                           --------         -------
                          TOTAL SHAREHOLDERS' EQUITY         44,768          22,162
                                                           --------         -------
                                                           $100,766         $71,005
                                                           ========         =======

The accompanying notes are an integral part of these Consolidated Financial Statements.

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                                    Years ended December 31
                                                                      -----------------------------------------------
                                                                        1994                 1993              1992
                                                                      --------             --------          --------

Net revenues                                                          $178,792             $134,334          $166,280
Costs of products sold                                                 104,592               82,875           104,965
                                                                      --------             --------          --------
Gross margin                                                            74,200               51,459            61,315
                                                                      --------             --------          --------
Operating expenses:
  Advertising and promotion                                             30,616               23,537            22,826
  Other selling and administrative                                      26,974               25,640            30,345
  Research and development                                               7,288                7,451             6,861
  Variable stock option plan expense                                         -                4,046                 -
                                                                      --------             --------          --------
    Total operating expenses                                            64,878               60,674            60,032
                                                                      --------             --------          --------

Earnings (loss) from operations                                          9,322               (9,215)            1,283

Expenses related to resignation of former
    officers                                                                 -                    -            (2,152)
Net proceeds from Nintendo award                                        12,124                    -                 -
Interest expense                                                        (2,609)              (1,836)           (1,550)
Other income, net                                                          365                  136               210
                                                                      --------             --------          --------

Earnings (loss) before income taxes                                     19,202              (10,915)           (2,209)

Provision for income taxes                                                 778                    9               238
                                                                      --------             --------          --------

Net earnings (loss)                                                     18,424              (10,924)           (2,447)

Preferred stock dividends paid                                               -                    -               782
                                                                      --------             --------          --------

Net earnings (loss) after dividends
  paid                                                                  18,424              (10,924)           (3,229)

Preferred stock dividends in arrears                                     3,127                3,127             2,345
                                                                      --------             --------          --------

Net earnings (loss) applicable to
  common shares                                                       $ 15,297             $(14,051)         $ (5,574)
                                                                      ========             ========          ========

Common shares and common share
  equivalents outstanding - average                                     10,111                9,548             9,400

Net earnings (loss) per common share:
  Primary                                                               $ 1.51              $ (1.47)         $   (.59)
  Fully Diluted                                                           1.41                (1.47)             (.59)

The accompanying notes are an integral part of these Consolidated Financial Statements.



                                                 LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                     ----------------------------------------------------------
                                                      (in thousands, except shares)

                                                                            Additional     Retained     Cumulative
                                Preferred Stock         Common   Stock      Paid-In        Earnings    Translation
                                Shares     Amts         Shares    Amts      Capital        (Deficit)    Adjustment     Total
                                ------     ----         ------    ----      -------        ---------   -----------     -----
Balance at 12/31/91            183,950    36,790      9,365,441     94      26,005         (27,411)       (386)        35,092

Net loss                             -         -              -      -           -          (2,447)          -         (2,447)
Common stock issued                  -         -        106,616      1         420               -           -            421
Dividends declared
 on preferred stock                  -         -              -      -           -            (782)          -           (782)
Cumulative translation adj.
 and other                           -         -              -      -           -             (12)        (26)           (38)
                               -------    ------      ---------    ---      ------         -------        ----         ------
Balance at 12/31/92            183,950    36,790      9,472,057     95      26,425         (30,652)       (412)        32,246

Net loss                             -         -              -      -           -         (10,924)          -        (10,924)
Common stock issued                  -         -         89,800      1         343               -           -            344
Warrants issued                      -         -              -      -         525               -           -            525
Common stock received in
 exchange for shares
 issued and cancelled                -         -         (2,500)     -           -             (20)          -            (20)
Cumulative translation adj.
 and other                           -         -              -      -           -               -          (9)            (9)
                               -------   -------     ----------    ---     -------        --------       -----        -------
Balance at 12/31/93            183,950   $36,790      9,559,357    $96     $27,293        $(41,596)      $(421)       $22,162

Net earnings                         -         -              -      -           -          18,424           -         18,424
Common stock issued, net             -         -         47,000      1         161               -           -            162
Termination of 1992 Plan             -         -        449,732      4       4,042               -           -          4,046
Common stock received in
 exchange for shares
 issued and cancelled                -         -         (1,000)     -          10             (10)          -              -
Cumulative translation adj.
 and other                           -         -              -      -           -               -         (26)           (26)
                               -------   -------     ----------   ----     -------        --------       -----        -------
Balance at 12/31/94            183,950   $36,790     10,055,089   $101     $31,506        $(23,182)      $(447)       $44,768
                               =======   =======     ==========   ====     =======        ========       =====        =======

       The accompanying notes are an integral part of these Consolidated Financial Statements.


                                        LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (in thousands)

                                                                        Years ended December 31
                                                            --------------------------------------------
                                                                1994            1993              1992
                                                                ----            ----              ----
CASH FLOW FROM OPERATING ACTIVITIES:

  Net earnings (loss)                                        $ 18,424       $ (10,924)        $ (2,447)
  Adjustments to reconcile net earnings
       (loss) to net cash used in
       operating activities:
    Depreciation                                                  628              682              885
    Variable stock option plan accrual                              -            4,046                -
    Changes in assets and liabilities:
      Accounts receivable                                    (24,500)            2,523         (10,465)
      Inventories                                             (3,845)              691          (4,152)
      Tooling and related costs                               (3,359)          (2,212)              134
      Prepaid expenses and other assets                         1,681            (152)            (689)
      Accounts payable                                          4,140            1,449            4,375
      Accrued expenses                                             67          (3,002)              699
      Income taxes payable                                        217            (549)            (113)
      Other                                                         -                -              318
                                                              -------          -------         --------
       Net cash used in operating activities                   (6,547)          (7,448)         (11,455)
                                                              -------          -------         --------
CASH FLOW FROM INVESTING ACTIVITIES:
  Investment in land, building and
         equipment, net                                          (466)             (82)            (114)
  Repayment of loan due from officer                                -                -            1,116
                                                              -------          -------         --------
       Net cash (used in) provided by
          investing activities                                   (466)             (82)           1,002
                                                              -------          -------         ---------
CASH FLOW FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under
      notes payable                                             6,971           (5,698)           5,698
  Borrowings under long-term debt
       agreement                                                    -           14,000                -
  Repayments under long-term debt agreements                     (194)            (191)            (225)
  Dividends declared on preferred stock                             -                -             (782)
  Proceeds from issuance of common stock                          383              344              421
  Repurchase of Common Stock                                     (221)               -                -
  Other, net                                                      (26)             (29)             (38)
                                                              -------          -------         --------
       Net cash provided by (used in)
         financing activities                                   6,913            8,426            5,074
                                                              -------          -------         --------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                                 (100)             896           (5,379)

CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR                                               2,325            1,429            6,808
                                                              -------         --------         --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                       $2,225         $  2,325          $ 1,429
                                                              =======         ========         ========

Supplemental disclosure of non-cash activity:
       In 1992, in connection with issuance of 8% Convertible Subordinated
       Debentures the Company issued warrants for 150,000 shares of common stock which were valued at $525,000.

       In 1994, The Company issued 449,732 shares of common stock in connection with the termination of the 1992 Senior Management Stock Option Plan.
(See Note N)
Supplemental disclosure of cash flow information:
       Cash paid for interest                                 $ 2,656          $ 1,604          $ 1,387
       Cash paid for income taxes                             $   822          $   574          $   228



The accompanying notes are an integral part of these Consolidated Financial Statements.

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years ended December 31, 1994, 1993 and 1992

NOTE A - Summary of Significant Accounting Policies

Organization and Business

The Company has been engaged in business since 1957 and was originally incorporated in California on November 6, 1968, and reincorporated in Delaware on August 28, 1987. The Company is engaged in the design, development, marketing and distribution of high quality toys worldwide. The Company's products are primarily manufactured in the People's Republic of China ("China").

Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, principally Galco International Toys, N.V. ("Galco"). All significant intercompany accounts have been eliminated in consolidation. Certain amounts in the financial statements of prior years have been reclassified to conform with the current year's presentation.

Revenue Recognition

The Company records a transaction as a sale when inventory is shipped to the customer and title passes. The Company provides for returns using a percentage of gross sales, based on historical experience.

Foreign Currency Translation

The financial statements of Galco have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, Foreign Currency Translation. All asset and liability accounts have been translated using rates of exchange in effect at the balance sheet date. Revenues and expenses are translated at the weighted average of exchange rates in effect during the year. Gains or losses from foreign currency translation adjustments are charged or credited directly to a separate component of shareholders' equity.

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                  Years ended December 31, 1994, 1993 and 1992

Cash and Cash Equivalents

Cash equivalents consist primarily of marketable securities with original maturities of less than ninety days. Cash and cash equivalents are stated at cost, which approximates market values.

Concentration of Credit Risk

Accounts receivable primarily represent balances due from customers. The Company performs credit evaluations of each of its customers and maintains allowances for potential credit losses. Such losses have generally been within management's expectations.

Inventories

Inventories are stated at lower of cost (first-in, first-out) or market.

Tooling and Related Costs

Costs incurred for tooling and package design are deferred and amortized over the life of the products, which range from one to two years.

Prepaid Expenses

Prepaid expenses include costs such as those incurred in the creation of television commercials which are deferred and amortized over their lives which is estimated to be one year or the period the commercial is used, if shorter. On January 1, 1995, the company implemented SOP 93-7 "Reporting on Advertising Costs." Implementation of the new standard will have no material impact on the financial statements. Prepaid expenses also include prepaid insurance, prepaid samples, prepaid advertising media, and royalty advances.

Land, Building and Equipment

Land, building and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. Amortization of leasehold improvements is provided using the straight-line method over the estimated useful lives of the assets, or the term of the applicable lease, whichever is less. Estimated useful lives are 35 years for building and building improvements, 1 to 12 years for leasehold improvements, 5 years for office furniture, fixtures and equipment, (including computer equipment), and 3 to 6 years for vehicles.

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                  Years ended December 31, 1994, 1993 and 1992

Income Taxes

In 1993, the Company retroactively adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes. SFAS 109 prescribes an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. Previously, the Company used the SFAS 96 asset and liability approach that gave no recognition to future events other than the recovery of assets and settlement of liabilities at their carrying amounts. Adoption of SFAS 109 did not have a material effect on the financial statements.

Earnings Per Share

Primary earnings per share is based on the net earnings (loss) applicable to common shares, after providing for the dividends in arrears on the preferred stock, for the year divided by the weighted average number of common and common equivalent shares outstanding. Primary earnings per share for the year ended December 31, 1994, have been adjusted by common equivalent shares resulting from the assumed exercise of common stock options and stock warrants. Primary earnings per share for the years ended December 31, 1993 and 1992 have not been adjusted by common equivalent shares since the effect would be anti-dilutive. Fully diluted earnings per share for the year ended December 31, 1994 includes the effect of the assumed conversion of the $17 Convertible Exchangeable Preferred Stock and the 8% Convertible Subordinated Debentures into common stock. Fully diluted earnings per share for the years ended December 31, 1993 and 1992 were the same as primary earnings per share since the effect of the assumed conversion is anti-dilutive.

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                  Years ended December 31, 1994, 1993 and 1992

NOTE B - Accounts Receivable, Net



                                                             (in thousands)
                                                               December 31
                                                        ----------------------
                                                          1994            1993
                                                          ----            ----
Trade receivables                                       $65,757         $38,437
Provisions for:
  Advertising allowances                                 (2,900)         (1,400)
  Return of defective goods                                (900)         (1,600)
  Markdowns and discounts                                (3,400)         (1,400)
  Doubtful accounts                                        (897)           (849)
                                                        -------         -------
     Net trade receivables                               57,660          33,188
Other receivables                                           223             195
                                                        -------         -------
                                                        $57,883         $33,383
                                                        =======         =======


On May 15, 1991, the Company entered into an amended maturity factoring agreement which provided for ledgering and collection of submitted accounts. In addition, the factor assumed the credit risk for submitted accounts based generally on pre-established customer credit criteria. A fee of 0.7% to 1.0% of the gross invoice amounts was paid to the factor. This agreement ended on March 31, 1993 and was not renewed.

NOTE C - Inventories


                                                       (in thousands)
                                                         December 31
                                                  ----------------------
                                                    1994          1993
                                                    ----          ----
Finished goods                                    $15,596        $10,363
Raw materials and parts                             1,228          2,616
                                                  -------        -------
                                                  $16,824        $12,979
                                                  =======        =======


                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                  Years ended December 31, 1994, 1993 and 1992

NOTE D - Land, Building and Equipment, Net


                                                             (in thousands)
                                                               December 31
                                                        -----------------------
                                                          1994           1993
                                                        -------         -------
Land and building                                       $ 9,564         $ 9,402
Office furniture, fixtures and equipment                  4,360           4,310
Leasehold improvements                                      787             787
Vehicles                                                    104             161
                                                        -------         -------
                                                         14,815          14,660
Less accumulated depreciation                             6,415           6,098
                                                        -------         -------
                                                        $ 8,400         $ 8,562
                                                        =======         =======


NOTE E - Notes Payable

The Company is party to a loan and security agreement (the "Loan Agreement") with Congress Financial Corporation (Central) (the "Lender") which makes available to the Company through March 31, 1995 a line of credit up to $30 million, with provisions to increase the line to $40 million if an acquisition is made. Borrowing availability is determined by a formula based on qualified assets. The current interest rate is at prime rate plus 2%; the rate will increase by 0.25% if the increase in the credit occurs. In consideration for entering into the Loan Agreement, the Company paid a $375,000 fee. The deferred loan fee is included in other assets and is being amortized using a straight-line method over the term of the loan. The Company has also agreed to pay an unused line fee of 0.25% and certain management fees. The Loan Agreement provides that the preferred dividend payments may not be made without the prior consent of the Lender.

The Company has entered into a new agreement which increases and extends the line of credit through March 31, 1997 and reduces the rate of interest. (See Note Q for a description of the new agreement).

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


The maximum outstanding borrowings, average outstanding balances and weighted average rates of interest for notes payable were as follows:

                                                        (in thousands)
                                                        1994      1993
                                                        ----      ----
Maximum outstanding at month end                     $18,209   $18,663
Average outstanding amount during the year             4,184     7,322
Weighted average interest rate for the year              9.7%      8.1%


NOTE F - Income Taxes

Earnings (loss) before income taxes and the provision for income taxes are as follows:



                                                                     (in thousands)
                                                                Years ended December 31
                                                     -----------------------------------------
                                                      1994            1993                1992
Earnings (loss) before income taxes:

  Domestic                                           $18,861        $(10,806)           $(5,346)
  Foreign                                                341            (109)             3,137
                                                     -------        --------            -------
                                                     $19,202        $(10,915)           $(2,209)
                                                     =======        ========            =======
Provision for income taxes:
 Current:

    Federal                                          $   490        $      -            $     -
    State                                                201               -                  -
    Foreign                                               87               9                238
                                                     -------        --------            -------
                                                         778               9                238
 Deferred:

    Federal                                                -               -                  -
    State                                                  -               -                  -
    Foreign                                                -               -                  -
                                                     -------        --------            --------
                                                     $   778        $      9            $    238
                                                     =======        ========            ========


                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                  Years ended December 31, 1994, 1993 and 1992

Deferred tax liabilities (assets) consist of the following:


                                                                                    (in thousands)
                                                                                Years Ended December 31
                                                                       --------------------------------------
                                                                          1994            1993           1992
                                                                          ----            ----           ----
Prepaid expenses                                                       $ 1,586         $ 2,065        $ 1,697
Other temporary differences                                                705             647            624
                                                                       -------         -------        -------

Gross deferred tax liabilities                                           2,291           2,712          2,321
                                                                       -------         -------        -------

Accrued expenses                                                          (939)         (1,377)        (1,980)
Defectives provision                                                      (315)           (560)        (1,020)
Other temporary differences                                             (2,970)         (1,936)        (1,542)

Net operating loss carryforwards                                        (4,037)        (11,128)        (8,519)
Research and development tax credit
   carryforward                                                           (765)           (765)          (765)
Other                                                                     (944)           (765)          (666)
                                                                       -------         -------        -------
Gross deferred tax assets                                               (9,970)        (16,531)       (14,492)
                                                                       -------         -------        -------
Deferred tax assets valuation
   allowance                                                             7,679          13,819         12,171
                                                                       -------         -------        -------
                                                                       $     -         $     -        $     -
                                                                       =======         =======        =======



The net change in the valuation allowance for deferred tax assets was an increase (decrease) of ($6,140,000), $1,648,000 and $2,589,000 in 1994, 1993 and
1992, respectively.

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                  Years ended December 31, 1994, 1993 and 1992

The provision for income taxes differs from the provisions determined by applying the applicable U.S. statutory federal income tax rates to pretax income as a result of the following differences:




                                                                           Years ended December 31
                                                                 --------------------------------------
                                                                   1994             1993           1992
Federal income taxes (benefit) at
 the U.S. statutory rate                                          35.0%           (34.0%)        (34.0%)

Increase (decrease) in income taxes resulting from:

   Effects of U.S. and foreign income
    taxes on foreign operations                                   (0.2)             0.1           10.8
   State income taxes, net of loss                                 0.9              -              -
    carryfowards, less federal tax
    benefits

   Loss carryback/carryforward                                   (31.6)            34.0           34.0
                                                                ------            -----          -----
                                                                   4.1%             0.1%          10.8%
                                                                ======            =====          =====


During 1993, the Company settled with the Internal Revenue Service (IRS) and the California Franchise Tax Board (CFTB) regarding audits of the years 1982 through 1990 for federal purposes and 1983 through 1989 for California purposes. The Company adequately provided for the amounts settled with the IRS and the CFTB.

At December 31, 1994, the Company had federal and California net operating loss carryforwards for income tax purposes of approximately $11,500,000 and $1,000,000, respectively. The federal and California carryforwards expire in different years through the year 2008 and 1998, respectively. The Company also has federal minimum tax credit carryforwards of $944,000 that are allowed to be carried forward indefinitely and federal research and development credits of $765,000, which will expire in different years through the year 2003. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of operating loss carryforwards which can be utilized.

No domestic deferred taxes have been provided on unremitted earnings of the foreign subsidiary. All such earnings are expected to be reinvested in the subsidiary. Undistributed earnings for which the Company has not provided taxes, which may be payable on distribution, were approximately $5,500,000 as of December 31, 1994. No foreign taxes will be withheld on the distribution of the untaxed earnings.

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                  Years ended December 31, 1994, 1993 and 1992

NOTE G - Leases

The Company leases its domestic warehouse and showroom facilities, and its facilities in Hong Kong. The leases have been classified as operating leases and are for terms expiring at various dates through 1998. Under the terms of the facility leases, rents are adjusted annually for changes in the consumer price index and increases in property taxes. The Company has a lease option on the domestic warehouse to renew for one five year term.

Future minimum lease payments for all noncancellable operating leases as of December 31, 1994 (in thousands), are as follows:



                       Years ending
                       December 31
                          1995                                $1,452
                          1996                                   695
                          1997                                   239
                          1998                                    49
                                                              ------
                                                              $2,435
                                                              ======

Net rental expense for the years ended December 31, 1994, 1993 and 1992 was $1,515,000, $1,449,000 and $1,839,000, respectively.

NOTE H - Accrued Expenses


                                                                                            (in thousands)
                                                                                              December 31
                                                                                       ----------------------
                                                                                         1994           1993
                                                                                         ----           ----
Accrued advertising                                                                    $   272         $ 2,582
Accrued royalties                                                                        6,039           4,709
Accrued expense related to variable stock
   option plan                                                                               -           4,046
Accrued compensation and commissions                                                     3,875             745
Accrued freight and duty                                                                 1,483           1,527
Accrued interest                                                                         1,108           1,296
Accrued purchase commitments                                                             1,320           1,900
Other accrued expenses                                                                     842           2,111
                                                                                       -------         -------
                                                                                        14,939         $18,916
                                                                                       =======         =======


                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                  Years ended December 31, 1994, 1993 and 1992

In 1993, the United States Customs Service ("Customs") completed the on-site audit of duty due on importations of goods into the United States during 1988 through 1991. Customs has issued to the Company a notice stating that it is contemplating the formal issuance of a demand claim wherein it would set forth the amount they seek to recover. Management believes the recorded provisions at December 31, 1994 are adequate to cover the final settlement.

NOTE I - Long-Term Debt




                                                                                            (in thousands)
                                                                                              December 31
                                                                                       -----------------------
                                                                                         1994             1993
                                                                                         ----             ----
8% Convertible Subordinated Debentures due and
 payable on November 30, 2000,
 interest paid semi-annually                                                           $14,000         $14,000

Mortgage secured by headquarters land and
 building, payable in monthly installments of $55,314 (principal and interest)
 through November 30, 1996 when the remaining outstanding
 balance is due, interest rate 10.3%                                                    4,616           4,783
Other                                                                                        -              28
                                                                                       -------         -------
                                                                                        18,616          18,811
Current portion                                                                            202             203
                                                                                       -------         -------
                                                                                       $18,414         $18,608
                                                                                       =======         =======


Payments of principal for the years 1995 and 1996 are $202,000 and $4,414,000, respectively, with $14,000,000 due in the year 2000.

On November 17, 1993, the Company issued in a private placement $14 million in principal amount of 8% Convertible Subordinated Debentures (the "8% Debentures"), at par. The interest is to be paid semi-annually. The 8% Debentures mature on November 30, 2000 and are convertible into shares of the Company's common stock at $9.26 calculated based upon 115% of the average of the Company's closing common stock price for the ten business days ending November 12, 1993. In connection with the 8% Debentures, the Company paid a commission to its investment bankers of $560,000 and issued warrants for 150,000 shares, which were valued at $525,000 and recorded as additional paid-in capital. These deferred loan costs are included in other assets and are amortized using a straight-line method over the term of the loan.

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                  Years ended December 31, 1994, 1993 and 1992

NOTE J - Major Customers

The Company had transactions with one customer, Toys "R" Us, Inc. that accounted for approximately 21% of net revenues in 1994, 1993 and 1992, respectively.

NOTE K - Profit Sharing Plan

The Company has a 401(k) profit sharing plan covering all non-union full-time employees. The plan is qualified under Section 401 (a) of the Internal Revenue Code so that contributions to the plan by the Company are not taxable until distributed to employees. Contributions under the plan are at the discretion of the Board of Directors and are subject to the amounts allowable under applicable provisions of the Internal Revenue Code. No Company contributions have been made in 1994, 1993 or 1992.

NOTE L - Litigation

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

On July 3, 1991, the District Court reversed an earlier preliminary injunction against the Company and ruled that the sale of Game Genie products against the Company and ruled that the sale of Game Genie products did not infringe on Nintendo's copyrights. Nintendo appealed this ruling through the Ninth Circuit Court of Appeals (the "Appeals Court") and ultimately filed a petition of a Writ of Certiorari with the United States Supreme Court. On March 22, 1993, the Supreme Court rejected Nintendo's petition and, in essence, affirmed the District Court ruling.

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

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                  Years ended December 31, 1994, 1993 and 1992

17, 1994 the Appeals Court unanimously affirmed the District Court's ruling. Subsequently, the Appeals Court rejected an additional Nintendo petition on March 21, 1994.

On April 11, 1994, Nintendo paid the Company $16.1 million representing the full damage award plus interest and related costs. The Company retained approximately $12.1 million of this amount, and the Company's Game Genie licensors were paid the remaining $4.0 million. Notwithstanding such payment, on June 20, 1994, Nintendo filed a petition for a Writ of Certiorari with the United Sates Supreme Court, which asked the Supreme Court to review the damage award on a discretionary basis. On October 3, 1994, the Supreme Court rejected Nintendo's petition and affirmed Galoob's right to the full damage award. There is no further basis for appeal by Nintendo.

Nintendo's original trademark claim and the Company's original anti-trust cross-claim against Nintendo were severed from the copyright claims that were adjudicated on July 3, 1991. On January 18, 1995 these claims were dismissed with prejudice by Nintendo and Galoob respectively. The Nintendo Game Genie infringement lawsuit is now complete.

The Company is involved in various other litigation and legal matters which are being defended and handled in the ordinary course of business. None of these matters is expected to result in outcomes having a material adverse effect on the Company's consolidated financial position.

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                  Years ended December 31, 1994, 1993 and 1992

NOTE M - Shareholders' Equity

In 1989, the Company issued 183,950 authorized shares of $17 Convertible Exchangeable Preferred Stock with a $200 liquidation value (the "Preferred Stock") and deposited them with a U.S. Bank (the Depositary) and sold in a public offering an aggregate of 1,839,500 Depositary Convertible Exchangeable Preferred Shares (the "Depositary Shares") at a price of $20 per share. Each Depositary Share represents 1/10th share of Preferred Stock and has a cumulative dividend rate of $1.70 per annum, payable quarterly, and may be converted into common stock at the option of the holders at an initial price of $16.875 per share of common stock.

The Depositary Shares are redeemable in whole or in part at any time, at the option of the Company, at redemption prices ranging from $21.36 to $20.00 plus dividends accrued and unpaid to the redemption date; provided certain redemption requirements are met which are based on the market price of the Company's common stock.

The entire issue of Depositary Shares (in multiples of ten) and the entire issue of Preferred Stock is exchangeable, at the option of the Company, on any dividend payment date for the Company's 8-1/2% Convertible Subordinated Debentures due October 1, 2014 (the "8-1/2% Debentures") at the rate of $20.00 principal amount of 8-1/2% Debentures for each Depositary Share. At any time following the occurrence of certain change in control transactions, each holder of Depositary Shares, the Preferred Stock, or of 8-1/2% Debentures, as the case may be, has the right to cause the Company to exchange the Depositary Shares (in multiples of ten), the Preferred Stock or the 8-1/2% Debentures, as the case may be, for the Company's Subordinated Debentures due October 1, 2014 (the "Reset Debentures").

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                  Years ended December 31, 1994, 1993 and 1992

As long as the Preferred Stock, the 8-1/2% Debentures, or the Reset Debentures are outstanding, the Company will be subject to limitations on the payment of certain common stock dividends and other distributions and on the purchase, redemption, or other acquisition of capital stock. No common stock dividends may be paid unless the Preferred Stock dividends are current. The Company has reserved 2,180,148 shares of common stock for the conversion of the Preferred Stock.

On June 10, 1992, the Company announced it would not pay the July 1, 1992 $ .425 per share quarterly dividend on its Depository Shares which represent shares of the Company's Preferred Stock. The Company has not paid the subsequent quarterly dividends. As of January 1, 1995, the dividend was cumulatively eleven quarters in arrears, representing a total dividend arrearage of $8.6 million. By the terms of the Certificate of Designations for the Company's Preferred Stock, the Company is not legally obligated to pay any such arrearage. The Company believes that it is in its best interest not to reinstate the dividend until the Company has generated consistent net income from operations and continuation of such profitability can be reasonably expected. The net earnings (loss) per share calculation includes a provision for the Preferred Stock dividends in arrears. No common stock dividends may be paid unless all Preferred Stock dividend payments are current. As a result of the cumulative dividend being six or more quarters in arrears, on July 15, 1994, the holders of the Preferred Stock exercised their right to elect two new directors.

In 1990, the Company adopted a Stockholder Rights Plan and declared a dividend distribution of one Right for each outstanding share of common stock. Each Right will entitle holders of the Company's common stock to buy one one-thousandth of a share of Series A Preferred Stock of the Company at an exercise price of $43.00, subject to adjustment. The Rights will be exercisable only if a person or group acquires beneficial ownership of 20% or more of the common stock (other than pursuant to certain transactions involving the Company) (an "Acquiring Person") or announces a tender or exchange offer that would result in such person or group beneficially owning 20% or more of the common stock (other than a tender or exchange offer for all outstanding shares at a price determined by the non-affiliated directors to be fair).

If any person becomes the beneficial owner of 20% or more of the common stock (other than pursuant to certain transactions involving the Company or a tender or exchange offer for all outstanding shares at a price determined by the non-affiliated directors to be fair), or an Acquiring Person engages in certain "self-dealing"

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                  Years ended December 31, 1994, 1993 and 1992

transactions including a merger in which the Company is the surviving corporation, each Right not owned by such Acquiring Person will enable its holder to purchase, at the Right's then-current exercise price, shares of the common stock (or, in certain circumstances, cash, property or other securities of the Company) having a value of twice the Right's exercise price. In addition, if the Company is acquired in a merger or other business combination transaction in which the Company is not the surviving corporation, or if the Company sells or transfers 50% or more of its assets or earning power, each Right not owned by such Acquiring Person will entitle its holder to purchase, at the Right's then-current exercise price, common shares of the acquiring company having a value of twice the Right's exercise price.

The Rights will expire January 17, 2000 or they may be redeemed by the Company at $.01 per share prior to that date. The Rights do not have voting or dividend rights, and until they become exercisable, have no dilutive effect on the earnings of the Company.

NOTE N - Stock Options and Warrants

The Board of Directors and the shareholders adopted an Employee Stock Option Plan in 1984 (the "1984 Plan"). During 1994, the 1984 Plan was amended to extend the plan until April 20, 2004 and to increase the aggregate number of shares available under the Plan. The 1984 Plan authorizes the Board of Directors to grant to officers and employees of the Company and certain of its subsidiaries options to purchase up to an aggregate of 1,589,997 common shares. Stock options are exercisable in accordance with the determination of the Board of Directors made at the time of their grant, and expire not more than ten years after the date of grant. Stock options granted in 1994, 1993 and 1992 were at 100% of market price.

At December 31, 1994, 541,205 shares remain available for future grants.

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                  Years ended December 31, 1994, 1993 and 1992

Stock option activity pursuant to the 1984 Plan is summarized as follows:



                                                        1994                   1993                   1992
                                                        ----                   ----                   ----
    Options outstanding:

     At January 1                                      275,399                320,608                239,062
     Granted                                           161,000                120,000                190,000
     Exercised                                         (97,000)               (14,800)               (25,000)
     Cancelled                                          (7,500)              (150,409)               (83,454)
                                                      --------               --------               --------
     At December 31                                    331,899                275,399                320,608
    Options exercisable:                              ========               ========               ========

     At December 31                                    181,899                174,149                320,608
                                                      ========               ========               ========
    Option prices per share:

     Granted                                        $5.75-8.38             $3.25-7.38             $3.88-5.63
     Exercised                                       3.25-5.63                   3.00                   3.00
     Cancelled                                      3.00-6.125              3.00-6.38              2.66-4.78



In 1992, the Board of Directors and the shareholders adopted a Senior Executives Stock Option Plan (the "1992 Plan"), a variable stock option plan. Under the 1992 Plan 800,000 shares were reserved and options for 800,000 shares were issued and outstanding at December 31, 1993. These options vest over three years and expire after ten years. The initial exercise prices were $5.625 for 700,000 shares and $3.25 for 100,000 shares, respectively, the market prices on the dates granted. The exercise prices were adjusted downward on a pro-rata basis as the trading price of the stock increased above the initial exercise price so that the exercise price would be $.01 when the trading price of the stock was $19.00.

Generally accepted accounting principles ("GAAP") for variable stock option plans required the Company to record a compensation expense accrual measured by the difference between the market price of the common stock underlying an option and the option price as of December 31, 1993. The sharp rise in the price of the Company's common stock during the fourth quarter of 1993, therefore, required a charge to earnings.

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                  Years ended December 31, 1994, 1993 and 1992

The Company believed that the application of GAAP could have resulted in large and repeated future distortion to reported quarterly earnings of the Company, based on fluctuations in the stock price so long as the 1992 Plan remained in effect. Therefore, on January 26, 1994, the Board of Directors of the company ("Board") terminated the 1992 Plan, subject to shareholder approval. In connection with the termination of the 1992 Plan, the Company recorded an accrued liability on its balance sheet at December 31, 1993 in the amount of $4,046,000 and recorded a non-recurring, non-cash charge to earnings. In addition, in connection with the termination of the 1992 Plan, the Company granted an aggregate of 449,732 shares of common stock to the holders of the cancelled options, also subject to shareholder approval. In the second quarter of 1994, subsequent to the approval by the shareholders, the Company eliminated the accrued liability of $4,046,000 and increased shareholders' equity by the same amount for the common stock issued.

Also, on January 26, 1994 the Board adopted the 1994 Senior Management Stock Option Plan (the "1994 Plan"), subject to shareholder approval. Under the 1994 Plan, each holder of options under the 1992 Plan was granted new options with an option exercise price of $9.00, the trading price of the common stock of the Company at the time of the Board actions. The shareholders approved the 1994 Plan in June 1994.

On March 11, 1986, the Company issued warrants to purchase 15,000 shares of common stock at $7.83 per share. On July 7, 1988, in consideration for entering into a credit agreement, the Company issued warrants to purchase 785,732 shares of Common Stock at $4.50 per share. One half of the warrants issued on July 7, 1988, were repurchased on May 25, 1989, for $400,000. On May 4, 1990, the Company issued warrants to purchase 100,000 shares of common stock at $10 per share. On December 11, 1991, the Company issued warrants to purchase 25,000 shares of common stock at $4.375 per share. On November 17, 1993, the Company issued warrants relating to the 8% Debentures to purchase 150,000 shares of common stock at $9.50 per share.

The Company granted 1,000 shares of common stock at no cost to each employee of the Company and Galco on November 8, 1991 and on January 2, 1992, respectively. The shares vested one year from the date of grant and resulted in the issuance of 84,000 shares of common stock in 1992 and 75,000 shares of common stock on January 3, 1993. The $650,000 compensation cost related to this plan was charged to expense over the vesting period.

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                  Years ended December 31, 1994, 1993 and 1992

NOTE O - Related Party Transactions

The Company has retained the legal services of Shereff, Freidman, Hoffman & Goodman, LLP in recent years. One of the Company's directors is a partner in this firm. The total amount of legal and director fees paid to the firm in 1994 and 1993 were approximately $0.4 million and $0.4 million, respectively.

The Company has retained the insurance brokerage services of Rollins Hudig Hall ("RHH") in recent years. One of the Company's directors is the President and Chief Executive Officer of Rollins Real Estate/Investment, a division of RHH. The total amount of insurance premiums paid to RHH in 1994 and 1993 were approximately $1.4 million and $1.0 million, respectively.

In 1994, the Company sold its minority interest in Galoob Toys Canada, Inc., which continues to act as the Company's distributor in Canada and which accounted for less than 5% of the Company sales.

NOTE P - Expenses Related to Resignations of Former Officers

During 1991, the Company's former chief executive officer resigned. In additions, during 1991 and 1992, certain senior officers resigned and the Company underwent a reorganization which included employee layoffs. Related expenses incurred in 1992 were $2.2 million.

NOTE Q - Subsequent Event

On March 31, 1995, the Company entered into an amended and restated loan and security agreement (the "New Agreement") with the Lender. The New Agreement extends through March 31, 1997 and provides a line of credit of $40 million, with provision to increase the line to $60 million at the option of the Company. Borrowing availability is determined by a formula based on qualified assets. The interest is at prime rate plus 1% (1% lower then the rate applicable to the old Loan Agreement). In consideration for entering in the New Agreement, the Company paid a $100,000 fee; additional fees will be paid if the Company exercises its option to increase the line. The Company has also agreed to pay an unused line fee of 0.25% and certain management fees. The New Agreement provides that the preferred dividend payments may not be made without the prior consent of the Lender.

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                  Years ended December 31, 1994, 1993 and 1992

NOTE R - Segment Information

The Company's operations are in one industry segment: the sale of toys primarily to major retail outlets. The Company operates in two primary geographic areas, the U.S. and Europe, and there are no sales between geographic areas.

Information about the Company's operations in different geographic locations for 1994, 1993 and 1992 is as follows:



                                                                       (in thousands)
                                     United States              Foreign              Consolidated
                                     -------------              -------              ------------
1994
----
Net revenues from
 unaffiliated
 customers                               $ 119,702              $ 59,090                 $178,792

Earnings (loss) before
 income taxes                               17,360                 1,842                   19,202

Identifiable assets at
 December 31, 1994                          87,653                13,113                  100,766

1993

Net revenues from
 unaffiliated
 customers                                  88,821                45,513                  134,334

Earnings (loss) before
 income taxes                              (10,806)                 (109)                 (10,915)

Identifiable assets at
 December 31, 1993                          61,706                 9,299                   71,005

1992

Net revenues from
 unaffiliated
 customers                                 108,266                58,014                  166,280

Earnings (loss) before
 income taxes                               (5,346)                3,137                   (2,209)

Identifiable assets at
 December 31, 1992                          55,700                15,904                   71,604



                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                  Years ended December 31, 1994, 1993 and 1992

NOTE S - Quarterly Financial Data (Unaudited)

Quarterly financial data for 1994 and 1993 are summarized in the following table:

                                               (in thousands, except per share amounts)

                                                                              Net             Net Earnings
                                         Net             Gross           Earnings               (Loss) Per
                                    Revenues            Margin             (Loss)             Common Share
                                    --------            ------           --------             ------------
1994
----
1st Quarter                          $30,235           $12,673            $(1,648)                  $(0.25)
2nd Quarter                           33,720            12,601              9,753                     0.91
3rd Quarter                           50,273            19,937              3,909                     0.30
4th Quarter                           64,565            28,994              6,410                     0.55


1993

1st Quarter                          $27,341           $11,250            $(1,439)                  $(0.23)
2nd Quarter                           26,769             9,056             (3,490)                   (0.45)
3rd Quarter                           37,692            14,265               (389)                   (0.12)
4th Quarter                           42,532            16,888             (5,606)                   (0.67)


                                                                      SCHEDULE I

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                    MARKETABLE SECURITIES-OTHER INVESTMENTS
                                 (in thousands)




Name of Issuer and                        Principal                    Market
Title of Issue                             Amount         Cost         Value
------------------                       -----------      ----         ------




At December 31, 1994

None

At December 31, 1993
U.S. treasury notes subject to
a repurchase agreement with
Sanwa Bank California                      $1,400         $1,400       $1,400
                                           ------         ------       ------
                                           $1,400         $1,400       $1,400
                                           ======         ======       ======


                                                                 SCHEDULE VIII




                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (in thousands)


                                                                Additions
                                                 Balance at     Charged to                               Balance
                                                 Beginning      Costs and                                at End
       Description                                of Period      Expenses        Deductions              of Period
       -----------                               ----------     ----------       ----------              --------
Year ended 12/31/94:
Provisions for returns and
allowances                                          $5,249        $11,979          $9,131                $8,097



Year ended 12/31/93
Provisions for returns and
allowances                                           6,031          5,516           6,298                 5,249



Year ended 12/31/92
Provisions for returns and
allowances                                           8,900          7,916          10,785                 6,031









           See Note B of Notes to Consolidated Financial Statements.

                                                                      SCHEDULE X


                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                 (in thousands)

                                               Charged to Costs and Expenses
                                               -----------------------------
                                                  Years ended December 31
                                               -----------------------------
    Items                                     1994         1993         1992
    -----                                     ----         ----         ----

Maintenance and repairs                         *            *            *

Depreciation and amortization of
  intangible assets, pre-operating
  costs and similar deferrals                   *            *            *

Taxes, other than payroll and
  income taxes                                  *            *            *

Royalties                                    $13,498      $11,337      $19,263

Advertising and promotion                     30,616       23,537       22,826








*Less than 1% of total sales.

                                 EXHIBIT INDEX

                                                                                              Sequentially
                                                                                                Numbered
Exhibit No.                                                                                       Page
-----------                                                                                   ------------
2                        Agreement of Merger, dated as of July 6, 1987.
                         (Incorporated by reference to Exhibit 2 to the
                         Company's Amendment No. 1 on Form 8 to the Registration
                         Statement on Form 8-B, filed with the Commission on
                         January 11, 1988 (the "Amendment No. 1 to the Form
                         8-B").)

3.1 Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Form
                         8-B.)

3.2                      Bylaws. (Incorporated by reference to Exhibit 3.2 to
                         Amendment No. 1 to the Form 8-B.)

4.1                      Form of Certificate for Shares of Common Stock of the
                         Corporation. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3,
                         Registration No. 33-33640, filed with the Commission on February 26, 1990 (the "Form S-3").)

4.2 Form of 1986 Nontransferable Stock Purchase Warrant issued to Paul Sullivan. (Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Form 8-B.)

4.4 Warrant Agreement, dated as of July 7, 1988, between the Corporation and Wells Fargo Bank and warrants issued to Wells Fargo Bank. (Incorporated by reference to Exhibit 4.4 to Amendment No. 3 on Form 8 to the
                         Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, filed with the Commission on August 2, 1988. (the "Amendment No. 3 to the 1987
                         10-K").)

                                                                                            Sequentially
                                                                                              Numbered
                                                                                                Page
                                                                                            ------------
4.4(1)                   Warrant Agreement, dated as of May 4, 1990, between the
                         Company and Camerica Corporation. (Incorporated by
                         reference to Exhibit 4.4.1 to the Company's Annual
                         Report on Form 10-K for the fiscal year ended December
                         31, 1991, filed with the Commission on March 30, 1992
                         (the "1991 Form 10-K").)

4.4(2)                   Warrant Agreement, dated as of May 4, 1990, between the
                         Company and David Darling. (Incorporated by reference to the 1991 Form 10-K.)

4.4(3)                   Warrant Agreement, dated as of May 4, 1990, between the
                         Company and Jim Darling. (Incorporated by reference to the 1991 Form 10-K.)

4.4(4)                   Warrant Agreement, dated as of May 4, 1990, between the
                         Company and Richard Darling. (Incorporated by reference to the 1991 Form 10-K.)

4.4(5) Warrant Agreement, dated as of February 22, 1990, by and between the Company and Roger Kowalsky.
                         (Incorporated by reference to Exhibit 28 to the Form
                         S-3.)

4.4(6) Warrant Agreement, dated as of December 11, 1991, by and between the Company and Shereff, Friedman, Hoffman and Goodman. (Incorporated by reference to Exhibit
                         4.4(6) to the Company's Annual Report on Form 10-K for the fiscal year end December 31, 1993, filed with the Commission on March 31, 1994 (the "1993 Form 10-K").)

4.4(7) Warrant Agreement, dated as of November 17, 1993, by and between the Company and Gerard Klauer Mattison &
                         Co., Inc. (Incorporated by reference to Exhibit 4.4(7) to the 1993 Form 10-K.)

                                                                                            Sequentially
                                                                                              Numbered
                                                                                                Page
                                                                                            ------------
4.5                      Form of Certificate of Designations of the Company's
                         $17.00 Convertible Exchangeable Preferred Stock.
                         (Incorporated by reference to Exhibit 4 to the
                         Company's Registration Statement on Form 8-A, filed
                         with the Commission on October 6, 1989 (the "October 6,
                         1989 Form 8-A").)

4.5(1)                   Form of Certificate of Designations of the Company's
                         Series A Preferred Stock (Incorporated by reference to
                         Exhibit 2.2 to the Company's Registration Statement on
                         Form 8-A, filed with the Commission on January 23, 1990
                         (the "January 23, 1990 Form 8-A").

4.6                      Form of Indenture with respect to the Company's 8-1/2%
                         Convertible Subordinated Debentures due October 1,
                         2014, between the Company and Manufacturers Hanover
                         Trust Company as Trustee, including form of Convertible
                         Debenture. (Incorporated by reference to Exhibit 5 to the October 6, 1989 Form 8-A).

4.7                      Form of Indenture with respect to the Company's
                         Subordinated Debentures due October 1, 2014, between the Company and Manufacturers Hanover Trust Company as
                         Trustee, including form of Debenture. (Incorporated by reference to Exhibit 6 to the October 6, 1989 Form
                         8-A).

4.8                      Form of Indenture with respect to the Company's 8-1/2%
                         Senior Subordinated Notes, between the Company and
                         Continental Stock Transfer & Trust Company, as Trustee, including form of Note. (Incorporated by reference to Exhibit 7 to the October 6, 1989 Form 8-A).

4.9                      Form of Deposit Agreement between the Company and
                         Manufacturers Hanover Trust Company of California as
                         Depositary, including form of Depositary Receipt.
                         (Incorporated by reference to Exhibit 8 to the October
                         6, 1989 Form 8-A).

                                                                                            Sequentially
                                                                                              Numbered
                                                                                                Page
                                                                                            ------------
4.10                     Form of Rights Agreement, dated as of January 17, 1990,
                         between the Company and Mellon Securities Trust
                         Company. (Incorporated by Reference to Exhibit 2.1 to
                         the January 23, 1990 Form 8-A).

4.11                     Indenture, with respect to the Company's 8% Convertible
                         Subordinated Debentures due year 2000, between the Company and Continental Stock Transfer & Trust Company, as Trustee, including form of Debenture Note.
                         (Incorporated by reference to Exhibit 4.11 to the 1993
                         Form 10-K)

10.1*                    1984 Employee Stock Option Plan, as amended.
                         (Incorporated by reference to Exhibit 4 to the Corporation's Registration Statement on Form S-8,
                         Registration No. 33-9393, filed with the Commission on September 2, 1987 (the "1987 Form S-8").)

10.1(1)* 1992 Senior Management Stock Option Plan. (Incorporated by reference to Exhibit 4.6 to the Company's
                         Registration Statement on Form S-8, Registration No.
                         33-56004, filed with the Commission on December 18, 1992 (the "1992 Form S-8").)

10.1(2)*                 Amended and Restated 1984 Employee Stock Option Plan
                         (Incorporated by reference to Exhibit 4.6 to the
                         Company's Registration Statement on Form S-8, Registration
                         Statement No. 33-56585, filed with the Commission on
                         November 23, 1994.)

10.1(3)*                 1994 Senior Management Stock Option Plan. (Incorporated by
                         reference to Exhibit 4.6 of the Company's Registration Statement
                         on Form S-8, Registration Statement No. 33-56587, filed with the
                         Commission on November 23, 1994.)

10.1(4)(a)*              Form of Agreement between each of Mark Goldman, William
                         Catron, Lou Novak, Gary Niles, Mark Shepherd, Ronald
                         Hirschfeld and H. Alan Gaudie and the Corporation.
                         (Incorporated by reference to Exhibit 4.6 of the Company's
                         Registration Statement on Form S-8, Registration Statement No.
                         33-56589, filed with the Commission on November 23, 1994.)

10.1(4)(b)*              Form of Amendment No. 1 between each of Mark Goldman,
                         William Catron, Lou Novak, Gary Niles, Mark Shepherd,
                         Ronald Hirschfeld and H. Alan Gaudie and the
                         Corporation.

10.2*                    Profit Sharing Plan. (Incorporated by reference to
                         Exhibit 10.2 to the Company's Registration Statement on
                         Form S-1, Registration No. 33-6743, filed with the
                         Commission on August 12, 1986 (the "1986 Registration
                         Statement").)

                                                                                            Sequentially
                                                                                              Numbered
                                                                                                Page
                                                                                            ------------
10.4(7)*                 Agreement, dated October 27, 1994, between Mark Goldman
                         and the Company.

10.4(10)*                Agreement, dated as of December 11, 1991, by and
                         between Martin Nussbaum and the Company. (Incorporated
                         by reference to Exhibit 10.4(10) to the 1991 Form
                         10-K.)

10.4(11)(a)*             Agreement, dated July 15, 1993, between William G.
                         Catron and the Company. (Incorporated by reference to
                         Exhibit 10.4 (11) (a) to the 1993 Form 10-K)

10.4(11)(b)*             Agreement, dated July 15, 1993, between Lou Novak and
                         the Company. (Incorporated by reference to Exhibit 10.4
                         (11) (b) to the 1993 Form 10-K)

10.4(11)(c)*             Agreement, dated July 15, 1993, between Ronald
                         Hirschfeld and the Company. (Incorporated by reference
                         to Exhibit 10.4 (11) (c) to the 1993 Form 10-K)

10.4(11)(d)*             Agreement, dated July 15, 1993, between Gary Niles and
                         the Company. (Incorporated by reference to Exhibit 10.4
                         (11) (d) to the 1993 Form 10-K)

10.4(11)(e)*             Agreement, dated March 29, 1994, between Loren
                         Hildebrand and the Company.

10.4(11)(f)*             Agreement, dated February 27, 1995, between William B.
                         Towne and the Company.

10.7(3) Second Amended and Restated Credit Agreement dated as of March 31, 1992 among the Company, Bank of America
                         National Trust and Savings Association and other signatory thereto. (Incorporated by reference to Exhibit 10.7(3) to the Company's Annual Report on Form
                         10-K for the fiscal year ended December 31, 1992, filed with the Commission on March 31, 1993 (the "1992 Form
                         10-K")).

                                                                                            Sequentially
                                                                                              Numbered
                                                                                                Page
                                                                                            ------------
10.7(4)                  Amendments dated November 1, 1992 and February 17, 1993
                         to the Second Amended and Restated Credit Agreement
                         dated as of March 31, 1992. (Incorporated by reference
                         to Exhibit 10.7(4) to the 1992 Form 10-K.)

10.7(5) Securities Purchase Agreement, dated November 17, 1993, by and among the Company and the purchasers executing signature pages thereto (the "Purchasers").
                         (Incorporated by reference to Exhibit 10.7 (5) to the 1993 Form 10-K)

10.7(6)                  Registration Rights Agreement, dated as of November 17,
                         1993, by and among the Company and the Purchasers.
                         (Incorporated by reference to Exhibit 10.7 (6) to the 1993 Form 10-K)

10.7(7) Loan and Security Agreement, dated as of April 1, 1993, by and among the Company and Congress Financial
                         Corporation (Central), including form of Revolving Loan
                         Note. (Incorporated by reference to Exhibit 10.7 (7) to the 1993 Form 10-K)

10.7(7)(a)               First Amendment to Loan and Security Agreement, dated
                         as of November 17, 1993. (Incorporated by reference to
                         Exhibit 10.7 (7) (a) to the 1993 Form 10-K)

10.7(7)(b)               Amended and Restated Loan and Security Agreement, dated
                         as of March 31, 1995, by and among the Company and
                         Congress Financial Corporation (Central).

10.9(3) License Agreement, dated June 16, 1986, by and between Funmaker as Licensor and the Company as Licensee. (Incorporated by reference to Exhibit
                         10.10(5) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, filed with the Commission on March 31, 1987 ("1986 Form
                         10-K").)

10.9(4)                  License Agreement, dated May 4, 1990, by and among the
                         Company as Licensee, Codemasters Software Company, Ltd.
                         and Camerica Corporation, Limited. (Incorporated by reference to Exhibit 10.9(4) of the 1992 Form 10-K.)

                                                                                            Sequentially
                                                                                              Numbered
                                                                                                Page
                                                                                            ------------
10.9(4)(a)               Amendment No. 1 dated June 1991 to License Agreement
                         dated May 4, 1990. (Incorporated by reference to
                         Exhibit 10.9(4) (a) of the 1992 Form 10-K.)

10.9(4)(b)               Amendment No. 2 dated December 23, 1991 to License
                         Agreement, dated May 4, 1990. (Incorporated by
                         reference to Exhibit 10.9(5) (b) of the 1992 Form
                         10-K.)

10.9(5) European License Agreement, dated December 23, 1991, by and between the Codemasters Software Company, Ltd. and the Company as Licensee. (Incorporated by reference to Exhibit 10.9(5) of the 1992 Form 10-K.)

10.9(6)                  Third Amendment to United States License and First
                         Amendment to European License, dated November 4, 1992.
                         (Incorporated by reference to Exhibit 10.9(6) of the 1992 Form 10-K.)

10.9(7) Fourth Amendment to United States License Agreement, dated October 14, 1994.

10.10 Agreement of Purchase and Sale, dated October 22, 1986, by and between ATC Building Company as Seller and the Company as Buyer. (Incorporated by reference to Exhibit
                         10.11 to the 1986 Form 10-K.)

10.12                    Lease Agreement, dated March 12, 1987, by and between
                         Lincoln Alvarado and Patrician Associates, Inc. as
                         Lessor and the Company as Lessee. (Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Form 8-B.)

10.12(1)                 Amendment No. 1 to Lease dated March 12, 1987.
                         (Incorporated by reference to Exhibit 10.12(1) to the 1991 Form 10-K.)

11                       Computations of Earnings Per Share.

12 Computation of ratio of earnings to fixed charges and preferred stock dividends.

22                       Subsidiaries of the Company.

                                                                                            Sequentially
                                                                                              Numbered
                                                                                                Page
                                                                                            ------------
24.1                     Consent of Price Waterhouse.

27                       Financial Data Schedules

*Management contracts, compensatory plans and arrangements required to be filed as an exhibit pursuant to Item 14(c) of this Report.