Form 10-Q
period 1995-03-31
GALOOB LEWIS TOYS INC /DE/
filed 1995-05-12
CIK 751968

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---      EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1995
                               ------------------------------------------------
                                       OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---      EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------    ----------------

                         Commission file number   1-9599
                                                ---------

                            LEWIS GALOOB TOYS, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

   Delaware                                                    94-1716574
- --------------------------------------------------------------------------------
   (State or other jurisdiction of(I.R.S. Employer Identification Number) incorporation or organization)

 500 Forbes Boulevard,     South San Francisco, California              94080
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
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
securities under a plan confirmed by a court.  Yes       No
                                                   -----    ----

         APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, par value $.01, 10,059,639 as of March 31, 1995.

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                                     INDEX

PART I - FINANCIAL INFORMATION

  Item 1                                                                Page
       - Condensed Consolidated Balance Sheets                             1

       - Condensed Consolidated Statements of Operations                   2

       - Condensed Consolidated Statements of Cash Flows                   3

       - Notes to Condensed Consolidated Financial
         Statements                                                      4-6

  Item 2

       - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  7-10

PART II - OTHER INFORMATION

  Item 1

        - Legal Proceedings                                               11

  Item 3

        - Defaults Upon Senior Securities                                 11

  Item 6

        - Exhibits and Reports on Form 8-K                                11


SIGNATURE                                                                 12

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                          (Unaudited)    (Unaudited)      (Audited)
                                                             March 31       March 31    December 31
ASSETS                                                           1995           1994           1994
- ------                                                    -----------    -----------    -----------
CURRENT ASSETS:
    Cash and cash equivalents                                 $ 1,689        $ 1,542        $ 2,225
    Accounts receivable, net                                   31,920         28,620         57,883
    Inventories                                                16,959         12,097         16,824
    Tooling and related costs                                   8,716          5,070          8,379
    Prepaid expenses and other assets                          14,998          8,367          5,492
                                                              -------        -------       --------
        TOTAL CURRENT ASSETS                                   74,282         55,696         90,803

LAND, BUILDING AND EQUIPMENT, NET                               8,304          8,411          8,400

OTHER ASSETS                                                    1,431          1,477          1,563
                                                              -------        -------       --------
                                                              $84,017        $65,584       $100,766
                                                              =======        =======       ========


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable                                               $ 5,131        $ 4,591       $  6,971
  Accounts payable                                             10,409          6,573         14,973
  Accrued expenses                                              8,964         14,824         14,939
  Income taxes payable                                            323             88            499
  Current portion of long-term debt                               207            206            202
                                                              -------        -------       --------
    TOTAL CURRENT LIABILITIES                                 $25,034        $26,282         37,584

LONG-TERM DEBT                                                 18,361         18,557         18,414

SHAREHOLDERS' EQUITY:
 Preferred stock
  Authorized 1,000,000 shares
  Issued and outstanding 183,950
   shares of $17 Convertible
   Exchangeable Preferred Stock
   at $200 liquidation value
   per share                                                   36,790         36,790         36,790
 Common stock, par value $.01 per share
  Authorized 50,000,000 shares
  Issued and outstanding 10,059,639
  shares, 9,613,357 shares and
  10,055,089 shares                                               101             96            101
 Additional paid-in capital                                    31,596         27,534         31,506
 Retained earnings (deficit)                                  (27,417)       (43,253)       (23,182)
 Cumulative translation adjustment                               (448)          (422)          (447)
                                                              -------        -------       --------
   TOTAL SHAREHOLDERS' EQUITY                                  40,622         20,745         44,768
                                                              -------        -------       --------
                                                              $84,017        $65,584       $100,766
                                                              =======        =======       ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                               (Unaudited)
                                                        Three Months Ended March 31
                                                        ---------------------------
                                                              1995          1994
                                                              ----          ----
Net revenues                                               $33,341       $30,235
Costs of products sold                                      22,488        17,562
                                                           -------       -------

Gross margin                                                10,853        12,673
                                                           -------       -------

Operating expenses:
 Advertising and promotion                                   4,304         5,963
 Other selling and administrative                            7,769         5,780
 Research and development                                    2,336         2,055
                                                           -------       -------

          Total operating expenses                          14,409        13,798
                                                           -------       -------

Earnings (loss) from operations                             (3,556)       (1,125)

Interest expense                                              (650)         (557)
Other income (expense), net                                     35            34
                                                           -------       -------

Earnings (loss) before income taxes                         (4,171)       (1,648)

Provision for income taxes                                       -             -
                                                           -------       -------

Net earnings (loss)                                         (4,171)       (1,648)

Preferred stock dividends
 in arrears                                                    782           782
                                                           -------       -------

Net earnings (loss) applicable
 to common shares                                          $(4,953)      $(2,430)
                                                           =======       =======

Common shares and common share
 equivalents outstanding -
 average                                                    10,061         9,571

Net earnings (loss) per
 common share                                              $ (0.49)      $ (0.25)




The accompanying notes are an integral part of these Consolidated Financial Statements.

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                     (Unaudited)
                                                            Three Months Ended March 31
                                                            ---------------------------
                                                                       1995        1994
                                                                       ----        ----
CASH FLOW FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                               $(4,171)    $(1,648)
  Adjustments to reconcile net earnings
   (loss) to net cash (used in) provided by
   operating activities:
      Depreciation                                                      138         168
      Changes in assets and liabilities:
        Accounts receivable                                          25,963       4,763
        Inventories                                                    (135)        882
        Tooling and related costs                                      (337)        (50)
        Prepaid expenses and other assets                            (9,374)       (149)
        Accounts payable                                             (4,564)     (4,261)
        Accrued expenses                                             (5,970)     (5,051)
        Income taxes payable                                           (176)       (194)
                                                                    -------     -------
      Net cash (used in) provided by
       operating activities                                           1,374      (5,540)
                                                                    -------     -------

CASH FLOW FROM INVESTING ACTIVITIES:
    Investment in land, building and
     equipment, net                                                     (42)        (17)
                                                                    -------     -------
   Net cash (used in) provided by
     investing activities                                               (42)        (17)
                                                                    -------     -------
CASH FLOW FROM FINANCING ACTIVITIES:
  Net borrowings under notes payable                                 (1,840)      4,591
  Repayments under long-term debt agreements                            (53)        (48)
  Proceeds from issuance of common stock                                 26         241
  Other, net                                                             (1)        (10)
                                                                    -------     -------
     Net cash (used in) provided by
     financing activities                                            (1,868)      4,774
                                                                    -------     -------
(DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS                                                      (536)       (783)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                  2,225       2,325
                                                                    -------     -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 1,689     $ 1,542
                                                                    =======     =======


The accompanying notes are an integral part of these Consolidated Financial Statements.

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       THREE MONTHS ENDED MARCH 31, 1995
                                  (Unaudited)

NOTE A -  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheets as of March 31, 1995 and 1994 and the condensed consolidated statements of operations for the three month periods ended March 31, 1995 and 1994 and the condensed consolidated statements of cash flows for the three month periods ended March 31, 1995 and 1994 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1995 and 1994 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. Certain amounts in the financial statements of prior years have been reclassified to conform with the current year's presentation.

The results of operations for the three month periods ended March 31, 1995 and 1994 are not necessarily indicative of the operating results for the full year.


NOTE B - CREDIT AGREEMENT

The Company was party to a loan and security agreement (the "Loan Agreement") with Congress Financial Corporation (Central) (the "Lender") which made available to the Company through March 31, 1995 a line of credit up to $30 million. Borrowing availability was determined by a formula based on accounts receivable. The interest rate was prime rate plus 2%. In consideration for entering into the Loan Agreement, the Company paid a $375,000 fee. The Company also agreed to pay an unused line fee of 0.25% and certain management fees. The Loan Agreement provided that the preferred dividend payments may not be made without the prior consent of the Lender.

On March 31, 1995, the Company entered into an amended and restated loan and security agreement (the "New Agreement") with the Lender. The New Agreement extends through March 31, 1997 and provides a line of credit of $40 million, with provision to

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       THREE MONTHS ENDED MARCH 31, 1995
                                  (Unaudited)

NOTE B - CREDIT AGREEMENT (con't)

increase the line to $60 million at the option of the Company. Borrowing availability is determined by a formula based on both accounts receivable and inventories. The interest is at prime rate plus 1% (1% lower than the rate applicable to the Loan Agreement). In consideration for entering into the New Agreement, the Company paid a $100,000 fee; additional fees will be due if the Company exercises its option to increase the line. The Company has also agreed to pay an unused line fee of 0.25% and certain management fees. The New Agreement provides that the preferred dividend payments may not be made without the prior consent of the Lender.

NOTE C - INVENTORIES
(in thousands)

                                         March 31
                                    -----------------    December 31
                                      1995       1994           1994
                                      ----       ----    -----------
Finished goods                      15,452    $ 8,892         15,596
Raw materials and parts              1,507      3,205          1,228
                                    ------    -------         ------
                                    16,959    $12,097         16,824
                                    ======    =======         ======


NOTE D - INCOME TAXES

At December 31, 1994, the Company had federal and California net operating loss carryforwards for income tax purposes of approximately $11,500,000 and $1,000,000, respectively. The federal and California carryforwards expire in different years through the year 2008 and 1998, respectively. The Company also has federal minimum tax credit carryforwards of $944,000 that are allowed to be carried forward indefinitely and federal research and development credits of $765,000, which will expire in different years through the year 2003. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of operating loss carryforwards which can be utilized. The Company expects to utilize a substantial amount of its net operating loss carryforwards by 1996.

No domestic deferred taxes have been provided on unremitted earnings of the Company's foreign subsidiary. All such earnings are expected to be reinvested in the subsidiary. Undistributed earnings for distribution were approximately $5,500,000 as of

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       THREE MONTHS ENDED MARCH 31, 1995
                                  (Unaudited)

NOTE D - INCOME TAXES(con't)

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

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

Results of Operations

The following table sets forth for the periods indicated the percentage relationships between revenues and certain expense and earnings items:

                                                     Percentage of Net Revenues
                                                     --------------------------
                                                         Three Months Ended
                                                              March 31
                                                         -------------------
                                                         1995          1994
                                                         ----          ----
Net revenues                                            100.0%        100.0%
Costs of products sold                                   67.5          58.1
                                                         ----          ----
Gross margin                                             32.5          41.9

Advertising and promotion                                12.9          19.7
Other selling and administrative                         23.3          19.1
Research and development                                  7.0           6.8
                                                        -----         -----
Earnings (loss) from operations                         (10.7)         (3.7)
Interest expense                                         (1.9)         (1.9)
Other income (expense), net                               0.1           0.1
Provision for income taxes                                -.            -.
                                                        -----         -----
Net earnings (loss)                                     (12.5)%        (5.5)%
                                                        =====         =====


1995 Compared to 1994

Net revenues of $33.3 million for the first quarter of 1995 represented a 10% increase from net revenues of $30.2 million for the first quarter of 1994. This sales increase was led by strong demand for the Company's two new girl's products - Sky Dancers(TM) and My Pretty Dollhouse(TM).

Sky Dancers and My Pretty Dollhouse sales were $5.5 million and $3.1 million, respectively. These products were first introduced in late 1994.

Micro Machines(R) sales were $11.8 million in the first quarter of 1995 as compared to $9.9 million in the same period in 1994, a 19% increase. The licensed product segment of Micro Machines continues to be strong.

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                   continued

Biker Mice From Mars(TM) sales were $6.1 million in the first quarter of 1995 as compared to $9.5 million in 1994. Domestic sales have decreased as the Company has forecast, while international sales continue to be strong.

Game Genie(TM) sales were $2.0 million in the first quarter of 1995 as compared to $1.2 million in the same period of 1994. This increase was a result of sales of discontinued Game Genie(TM) products at closeout prices.

Gross margins were $10.9 million in the first quarter of 1995 as compared to $12.7 million in the same period in 1994. The gross margin rate decreased to 32.6% in 1995 from 41.9% in 1994 due to three factors. First, the percent of international sales to worldwide sales was greater. The Company's gross margin on international sales is significantly lower than domestic sales because outside of the United States the customer is responsible for the cost of importing and promoting the products and, thus, the price points are lower. Second, other costs of sales were incurred in 1995, including a higher percentage of tooling costs amortization as a percentage of revenues as compared to 1994 and a higher air freight expense incurred in an effort to respond to strong consumer demand for Sky Dancers. Third, sales of discontinued products, which sell normally at little or no margin, increased as a percentage of revenues as compared to 1994.

Advertising and promotion expenses were $4.3 million in the first quarter of 1995 as compared to $6.0 million in the same period in 1994. The lower expenses were a result of a decrease in planned television advertising expense as a percent of sales domestically combined with lower domestic sales in the first quarter of 1995 as compared to 1994. Other selling and administrative expenses were $7.8 million in the first quarter of 1995 as compared to $5.8 million in the same period in 1994. The increase was due mainly to higher personnel costs and higher legal expenses. Research and development expenses were approximately equal to the prior year's expenses for the first quarter.

Interest expense and other income (expense), net were approximately equal to the prior year's expense for the first quarter.

No tax recovery was reported because of the cumulative net operating loss brought forward into the year.

The Company's products are produced principally in China which currently is designated with "most favored nation" ("MFN") status

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                   continued

by the United States. This allows products imported into the United States from China to be accorded the most favored import duties. In late 1994, Congress approved the GATT (Uruguay round) unconditional duty-free entry from any nation with MFN status. Generally, the trade negotiations between China and the United States have been difficult, but both sides have shown their willingness to resolve trade disputes and avoid punitive sanctions. Punitive sanctions could result in the United States imposing higher duties on selective Chinese-made products imported into the United States (these sanctions would be put in place through Section 301). In the past Section 301 sanctions proposed by the United States did not include sanctions or punitive duties against toy imports from China. As such, the Company would be unaffected. The loss of MFN status for China would result in a substantial increase in import duty for the Company's products produced in China and imported into the United States. This increase in duty would be large enough that it could materially affect the Company's business. Products shipped to other countries should not be affected. Other toy companies also source product from China and would be affected to similar degrees. However, the impact on the Company from any significant change in duties on its Chinese produced product would depend on several factors including, but not limited to, the Company's ability to: (1) procure alternative manufacturing sources outside of China; (2) retrieve its tooling located in China; (3) relocate its production in sufficient time to meet demand; and (4) pass resultant cost increases through as product price increases.

Liquidity, Financial Resources and Capital Expenditures

On March 31, 1995, the Company entered into an amended and restated loan and security agreement (the "New Agreement") with the Lender. (See Note B of the Notes to Consolidated Financial Statements.)

Working capital was $49.2 million at March 31, 1995 as compared to $53.2 million at December 31, 1994 and $29.4 million at March 31, 1994. The ratio of current assets to current liabilities was 3.0 to 1.0 at March 31, 1995 as compared to
2.4 to 1.0 at December 31, 1994 and 2.1 to 1.0 at March 31, 1994.

The Company had no material commitments for capital expenditures at March 31, 1995.

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                   continued

The Company believes that with its assets, the results of operations and the New Agreement it has adequate liquidity and capital resources to meet its current and anticipated operating needs.

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

Item 1.  Legal Proceedings

The Company is involved in various legal and/or litigation matters which are being defended and handled in the ordinary course of business. None of these matters is expected to result in outcomes having a material adverse effect on the Company's consolidated financial position.

Item 3.  Defaults Upon Senior Securities

On June 10, 1992, the Company announced it would not pay the July 1, 1992 $0.425 per share quarterly dividend on its Depositary Shares which represent shares of the Company's Preferred Stock. The Company has not paid the subsequent quarterly dividends. As of April 1, 1995 the dividend was cumulatively twelve quarters in arrears, representing a total dividend arrearage of $9.4 million. By the terms of the Certificate of Designations for the Company's Preferred Stock, the Company is not legally obligated to pay any such arrearage. The Company believes that it is in its best interest not to reinstate the dividend until the Company has generated consistent net income from operations and continuation of such profitability can be reasonably expected. The net earnings (loss) per share calculation includes a provision for the Preferred Stock dividends in arrears. No common stock dividends may be paid unless all preferred dividend payments are current. As a result of the cumulative dividend being six or more quarters in arrears, on July 15, 1994 the holders of the Preferred Stock exercised their right to elect two directors to the Board of Directors of the Company.

Item 6.  Exhibits and Reports on Form 8-K

       (a)   Exhibits - None

       (b)   No reports were filed for the quarter ended March 31, 1995.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    LEWIS GALOOB TOYS, INC.
                                                    -----------------------
                                                    (Registrant)

DATE:                                               BY: /s/ William B. Towne
     ----------------------------                      -----------------------
                                                       William B. Towne
                                                       Executive Vice President,
                                                       Finance and Chief
                                                       Financial Officer
                                                       (Principal Accounting
                                                        Officer)

                                EXHIBIT INDEX

Exhibit No.                     Description                           Page No.
- ----------                      -------------                         -------
Ex-27                           Financial Data Schedule