Form 10-Q
period 1995-06-30
GALOOB LEWIS TOYS INC /DE/
filed 1995-08-14
CIK 751968

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C.  20549

                                   FORM 10-Q

(Mark One)
  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---   EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1995
                                ----------------------------------------

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---   EXCHANGE ACT OF 1934

       For the transition period from               to
                                      -------------    -------------

                        Commission file number    1-9599
                                               -------------


                              LEWIS GALOOB TOYS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                           94-1716574
-------------------------------------------------------------------------------
(State or other jurisdiction of               (I.R.S. Employer Identification
 incorporation or organization)                           Number)

500 Forbes Boulevard,     South San Francisco, California      94080
-------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code  (415) 952-1678
                                                  -------------------

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

        Common stock, par value $.01, 10,070,889 as of June 30, 1995.

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                                     INDEX


PART I  -  FINANCIAL INFORMATION
--------------------------------
   Item 1                                                                                               Page

     - Condensed Consolidated Balance Sheets                                                               1

     - Condensed Consolidated Statements of Operations                                                     2

     - Condensed Consolidated Statements of Cash Flows                                                     3

     - Notes to Condensed Consolidated Financial Statements                                              4-5

   Item 2

     - Management's Discussion and Analysis of
       Financial Condition and Results of Operations                                                     6-9


PART II  -  OTHER INFORMATION
-----------------------------

   Item 1

     - Legal Proceedings                                                                                  10

   Item 3

     - Defaults Upon Senior Securities                                                                    10

   Item 4

     - Submission of Matters to a Vote of Security Holders                                                11

   Item 6

     - Exhibits and Reports on Form 8-K                                                                   11


SIGNATURE                                                                                                 12
---------

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                      (Unaudited)       (Unaudited)          (Audited)
                                                                         June 30           June 30        December 31
ASSETS                                                                      1995              1994               1994
------                                                                ----------        ----------        -----------
CURRENT ASSETS:
  Cash and cash equivalents                                              $ 1,106           $ 2,524            $ 2,225
  Accounts receivable                                                     43,189            36,636             57,883
  Inventories                                                             18,004            14,528             16,824
  Tooling and related costs                                                8,095             4,507              8,379
  Prepaid expenses and other assets                                       14,535             8,578              5,492
                                                                         -------           -------           --------
   TOTAL CURRENT ASSETS                                                   84,929            66,773             90,803

LAND, BUILDING AND EQUIPMENT, NET                                          8,233             8,452              8,400

OTHER ASSETS                                                               1,586             1,379              1,563
                                                                         -------           -------           --------
                                                                         $94,748           $76,604           $100,766
                                                                         =======           =======           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Notes payable                                                          $17,147           $     0           $  6,971
  Accounts payable                                                        12,768             8,260             14,973
  Accrued expenses                                                         9,467            14,701             14,939
  Income taxes payable                                                       272               400                499
  Current portion of long-term debt                                          213               205                202
                                                                         -------           -------            -------
     TOTAL CURRENT LIABILITIES                                           $39,867           $23,566            $37,584

LONG-TERM DEBT                                                            18,309            18,510             18,414

SHAREHOLDERS' EQUITY:
 Preferred stock
  Authorized 1,000,000 shares
  Issued and outstanding 183,950
   shares of $17 Convertible
   Exchangeable Preferred Stock
   at $200 liquidation value
   per share                                                              36,790            36,790             36,790
 Common stock, par value $.01 per share
  Authorized 50,000,000 shares
  Issued and outstanding 10,070,889
  shares, 10,065,589 shares and
  10,055,089 shares                                                          101               101                101
 Additional paid-in capital                                               31,638            31,585             31,506
 Retained earnings (deficit)                                             (31,510)          (33,501)           (23,182)
 Cumulative translation adjustment                                          (447)             (447)              (447)
                                                                         -------           -------           --------
   TOTAL SHAREHOLDERS' EQUITY                                             36,572            34,528             44,768
                                                                         -------           -------           --------
                                                                         $94,748           $76,604           $100,766
                                                                         =======           =======           ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (Unaudited)

                                                                    Three Months Ended                Six Months Ended
                                                                           June 30                        June 30
                                                                ----------------------           ---------------------
                                                                   1995           1994              1995          1994
                                                                -------        -------           -------       -------
Net revenues                                                    $38,219        $33,720           $71,560       $63,955
Costs of products sold                                           27,088         21,119            49,576        38,681
                                                                -------        -------           -------       -------
Gross margin                                                     11,131         12,601            21,984        25,274

Operating expenses:
  Advertising and promotion                                       5,358          6,253             9,662        12,216
  Other selling and administrative                                7,067          5,546            14,836        11,326
  Research and development                                        2,130          2,485             4,466         4,540
                                                                -------        -------           -------       -------

  Total operating expenses                                       14,555         14,284            28,964        28,082
                                                                -------        -------           -------       -------

Earnings (loss) from operations                                  (3,424)        (1,683)           (6,980)       (2,808)

Net proceeds from Nintendo award                                      0         12,124                 0        12,124
Interest expense                                                   (737)          (576)           (1,387)       (1,133)
Other income (expense), net                                          74            202               109           236
                                                                -------        -------           -------       -------
Earnings (loss) before
  income taxes                                                   (4,087)        10,067            (8,258)        8,419

Provision for income taxes                                            0            314                 0           314
                                                                -------        -------           -------       -------

Net earnings (loss)                                              (4,087)         9,753            (8,258)        8,105

Preferred stock dividends
  in arrears                                                        782            782             1,564         1,564
                                                                -------        -------            ------       -------

Net earnings (loss) applicable
  to common shares                                              $(4,869)       $ 8,971          $ (9,822)      $ 6,541
                                                                =======        =======          ========       =======

Common shares and common share
 equivalents outstanding - average                               10,067          9,881            10,064         9,889

Net earnings (loss) per
 common share:

  Primary                                                        ($0.48)         $0.91            ($0.98)        $0.66
  Fully diluted                                                  ($0.48)         $0.74            ($0.98)        $0.62





The accompanying notes are an integral part of these Consolidated Financial Statements.

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                  (Unaudited)
                                                                                    Six Months Ended June 30
                                                                                 ---------------------------
                                                                                     1995               1994
                                                                                 --------            -------
  CASH FLOW FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                                            $ (8,259)           $ 8,105
  Adjustments to reconcile net earnings
     (loss) to net cash provided by (used in)
     operating activities:
     Depreciation                                                                     130                331
     Changes in assets and liabilities:
        Accounts receivable                                                        14,695             (3,253)
        Inventories                                                                (1,180)            (1,549)
        Tooling and related costs                                                     284                513
        Prepaid expenses and other assets                                          (9,066)             2,311
        Accounts payable                                                           (2,205)            (2,574)
        Accrued expenses                                                           (5,461)            (3,701)
        Income taxes payable                                                         (227)               118
                                                                                 --------            -------
     Net cash provided by (used in) operating
        activities                                                                (11,289)               301
                                                                                 --------            -------
CASH FLOW FROM INVESTING ACTIVITIES:
  Investment in land, building and
        equipment, net                                                                 37               (221)
                                                                                 --------            -------
     Net cash provided by (used in) investing
        activities                                                                     37               (221)
                                                                                 --------            -------

CASH FLOW FROM FINANCING ACTIVITIES:
  Net borrowings under notes payable                                               10,176                  -
  Repayments under long-term debt agreements                                         (105)               (96)
  Proceeds from issuance of common stock                                               62                241
  Other, net                                                                            0                (26)
                                                                                 --------            -------
  Net cash provided by (used in) financing
        activities                                                                 10,133                119
                                                                                 --------            -------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                                 (1,119)               199

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                                2,225              2,325
                                                                                 --------            -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $  1,106            $ 2,524
                                                                                 ========            =======





The accompanying notes are an integral part of these Consolidated Financial Statements.

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         SIX MONTHS ENDED JUNE 30, 1995
                                  (Unaudited)



NOTE A -  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheets as of June 30, 1995 and 1994 and the condensed consolidated statements of operations for the three and six month periods ended June 30, 1995 and 1994 and the condensed consolidated statements of cash flows for the six month periods ended June 30, 1995 and 1994 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

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

The results of operations for the three and six month periods ended June 30, 1995 and 1994 are not necessarily indicative of the operating results for the full year. Certain amounts in the financial statements of prior years have been reclassified to conform with the current year's presentation.


NOTE B - CREDIT AGREEMENT

The Company was party to a loan and security agreement (the "Loan Agreement") with Congress Financial Corporation (Central) (the "Lender") which made available to the Company through March 31, 1995 a line of credit up to $30 million. Borrowing availability was determined by a formula based on accounts receivable. The interest rate was prime plus 2%.

On March 31, 1995, the Company entered into an amended and restated loan and security agreement (the "New Agreement") with the Lender. The New Agreement extends the loan term through March 31, 1997 and provides a line of credit of $40 million, with a provision to increase the line to $60 million at the option of the Company. Borrowing availability is determined by a formula based on both accounts

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         SIX MONTHS ENDED JUNE 30, 1995
                                  (Unaudited)


receivable and inventories. The interest rate is prime plus 1% (1% lower than the rate applicable to the Loan Agreement). In consideration for entering into the New Agreement, the Company paid a $100,000 fee; additional fees will be due if the Company exercises its option to increase the line. The Company has also agreed to pay an unused line fee of 0.25% and certain management fees. The New Agreement provides that the preferred dividend payments may not be made without the prior consent of the Lender.

NOTE C - INVENTORIES

(in thousands)
                                                                     June 30                    December 31
                                                          ------------------------              -----------
                                                             1995             1994                     1994
                                                          -------          -------                  -------
Finished goods                                            $17,120          $11,195                  $15,596
Raw materials and parts                                       884            3,333                    1,228
                                                          -------          -------                  -------
                                                          $18,004          $14,528                  $16,824
                                                          =======          =======                  =======


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

No domestic deferred taxes have been provided on undistributed earnings of the company's foreign subsidiary. All such earnings are expected to be reinvested in the subsidiary. Undistributed earnings were approximately $5,500,000 as of December 31, 1994. No foreign taxes will be withheld on the distribution of the untaxed earnings.

NOTE E - LEGAL PROCEEDINGS

The current status of litigation is described in Part II, Item 1, herein.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth for the periods indicated the percentage relationships between revenues and certain expense and earnings items:

                                                                     Percentage of Net Revenues
                                                    -------------------------------------------------------
                                                               Three                             Six
                                                            Months Ended                     Months Ended
                                                              June 30                         June 30
                                                    ----------------------             --------------------
                                                     1995            1994               1995          1994
                                                    ------          ------             ------        ------
Net revenues                                         100.0%          100.0%             100.0%        100.0%
Costs of products sold                                70.9            62.6               69.3          60.5
                                                    ------          ------             ------        ------
Gross margin                                          29.1            37.4               30.7          39.5

Advertising and promotion                             14.0            18.5               13.5          19.1
Other selling and
 administrative                                       18.5            16.5               20.7          17.7
Research and development                               5.6             7.4                6.3           7.1
                                                    ------          ------             ------        ------
Earnings (loss) from
   operations                                         (9.0)           (5.0)              (9.8)         (4.4)
Net proceeds from Nintendo
   award                                              --              35.9               --            19.0
Interest expense                                      (1.9)           (1.7)              (1.9)         (1.8)
Other income (expense), net                            0.2             0.6                0.2           0.4
Provision for income taxes                             0.0            (0.9)               0.0          (0.5)
                                                    ------          -------            ------        -------
Net earnings (loss)                                  (10.7%)          28.9%             (11.5%)        12.7%
                                                    ======          =======            ======        =======

1995 Compared to 1994

Net revenues of $38.2 million in the second quarter of 1995 represented a 13% increase from net revenues of $33.7 million in the second quarter of 1994. The sales increase was led by continuing strong worldwide demand for the Sky Dancers(TM) flying doll and record overall international sales over the same period in 1994.

Sky Dancers(TM) sales were $14.3 million in the second quarter of 1995. This product was first introduced in late 1994. International sales overall were $18.8 million in 1995 as compared to $10.7 million over the same period in 1994. The Company's international group has now set sales records in four consecutive quarters.

Micro Machines(TM) sales were $14.6 million in the second quarter of 1995 as compared to $20.3 million in the same period in 1994. The decrease in sales is mainly attributable to the Micro Machines Z-Bots segment and the decline in the Z-Bots segment is expected to continue.

                   LEWIS GALOOB TOYS, INC., AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                   continued


Biker Mice from Mars(TM) sales were $6.0 million in the second quarter of 1995 as compared to $9.4 million in 1994. Domestic sales to retailers have discontinued as planned, while international sales continue to be strong.

Net revenues of $71.6 million in the six months period ended June 30, 1995 represented a 12% increase from net revenues of $64.0 million in the same period in 1994. Sky Dancers(TM) and My Pretty Dollhouse(TM) sales were $19.8 million and $3.9 million, respectively. Micro Machines(TM) sales were $28.1 million as compared to $34.1 million in 1994. Biker Mice(TM) Sales were $12.1 million as compared to $18.9 million in 1994. These sales trends reflect the same factors as noted for the second quarter.

Gross margins were $11.1 million in the second quarter of 1995 as compared to $12.6 million in the same period in 1994. The higher sales volume increased gross margins by $1.7 million offset by $3.2 million decrease from a lower gross margin rate. The gross margin rate decreased to 29.1% in 1995 from 37.4% in 1994 due mainly to three factors. First, foreign sales as a percentage of worldwide revenues were higher in 1995 compared to 1994. The Company's gross margin on foreign sales is significantly lower than domestic sales because foreign prices are lower as the customer is responsible for the cost of importing and promoting the product. Second, other cost of sales which include tooling costs, were a higher percent of revenues in 1995 as compared to 1994, because of planned increased spending in support of the Company's expanded product lines. Third, international gross margins were lower due to a change in product mix.

Gross margins were $22.0 million in the six months period ended June 30, 1995 as compared to $25.3 million in the same period in 1994. The higher sales volume increased gross margins by $3.0 million offset by $6.3 million decrease from a lower gross margin rate. The gross margin rate decrease to 30.7% in 1995 from 39.5% in 1994 is due mainly to the same three factors as noted for the second quarter.

Advertising and promotion expenses were $5.4 million in the second quarter of 1995 as compared to $6.3 million in the same period in 1994. For the six months period ended June 30, 1995 these expenses were $9.7 million in 1995 as compared to $12.2 million in 1994. The lower expenses were a result of a decrease in planned television expense as a percent of sales domestically combined with lower domestic sales in both the second quarter and for the six months period ended June 30, 1995 as compared to the same periods in 1994.

                   LEWIS GALOOB TOYS, INC., AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                   continued



Other selling and administrative expenses were $7.1 million in the second quarter of 1995 as compared to $5.5 million in the same period in 1994. For the six months period ended June 30, 1995, these expenses were $14.8 million in 1995 as compared to $11.3 million in the same period in 1994. The increase in expenses was due mainly to higher planned personnel costs as a result of increased marketing and selling efforts in the second quarter 1995 as compared to 1994. For the six months period ended June 30, 1995 the increase in expenses was due mainly to higher planned personnel costs, higher legal expenses and higher freight costs.

Research and development expenses were $2.1 million in the second quarter of 1995 as compared to $2.5 million in the same period in 1994. For the six months period ended June 30, 1995 these expenses were $4.5 million in 1995 and in 1994. The second quarter decrease was due to timing of expenditures in 1995 as compared to 1994.

In 1994, the net proceeds from the Nintendo award represents the receipt, net of associated legal and related expenses, of the Company's share of proceeds from the Nintendo litigation.

Interest expense was $0.7 million in the second quarter of 1995 as compared to $0.6 million in the same period in 1994. For the six months period ended June 30, 1995 this expense was $1.4 million in 1995 as compared to $1.1 million in the same period in 1994. The increase was due to higher average borrowings and a higher interest rate in 1995 as compared to 1994.

In 1995, no tax provisions were recorded due to the Company's net operating loss and tax credit carryforwards. In 1994, the income tax provision reflects the quarterly application of the estimated annual rate based on the projected full year earnings and includes the utilization of net operating loss carryforwards.

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

Liquidity, Financial Resources and Capital Expenditures

On March 31, 1995, the Company entered into the New Agreement with the Lender. (See Note B of the Notes to Condensed Consolidated Financial Statements.)

Working capital was $45.1 million at June 30, 1995 compared to $53.2 million at December 31, 1994 and $43.2 million at June 30, 1994. The ratio of current assets to current liabilities was 2.1 to 1.0 at June 30, 1995 compared to 2.4 to 1.0 at December 31, 1994 and 2.8 to 1.0 at June 30, 1994.

The Company had no material commitments for capital expenditures at June 30, 1995.

The Company believes that with its assets, the results of operations and the New Agreement it has adequate liquidity and capital resources to meet its current and anticipated operating needs.

                   LEWIS GALOOB TOYS, INC., AND SUBSIDIARIES



Item 1.          Legal Proceedings

The Company is involved in various legal and/or litigation matters which are being defended and handled in the ordinary course of business. None of these matters is expected to result in outcomes having a material adverse effect on the Company's consolidated financial position.

Item 3.          Defaults Upon Senior Securities

On June 10, 1992, the Company announced it would not pay the July 1, 1992 $0.425 per share quarterly dividend on its Depositary Shares which represent shares of the Company's Preferred Stock. The Company has not paid the subsequent quarterly dividends. As of June 30, 1995 the dividend was cumulatively thirteen quarters in arrears, representing a total dividend arrearage of $10.2 million. By the terms of the Certificate of Designations for the Company's Preferred Stock, the Company is not legally obligated to pay any such arrearage. The Company believes that it is in its best interest not to reinstate the dividend until the Company has generated consistent net income from operations and continuation of such profitability can be reasonably expected. The net earnings (loss) per share calculation includes a provision for the Preferred Stock dividends in arrears. No common stock dividends may be paid unless all preferred dividend payments are current. As a result of the cumulative dividend being six or more quarters in arrears, on July 15, 1994 the holders of the Preferred Stock exercised their right to elect two directors to the Board of Directors of the Company.

                   LEWIS GALOOB TOYS, INC., AND SUBSIDIARIES



Item 4.          Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held on June 20, 1995. At the Annual Meeting, the following matters were approved by the common shareholders:

1. The election of Scott R. Heldfond, Paul A. Gliebe, Jr., and Roger Kowalsky to the Board of Directors for a term expiring at the 1998 Annual Meeting of Shareholders and until the election and qualification of their respective successors. There were 8,054,853 votes in favor of Mr. Heldfond and 63,931 withheld. There were 8,050,966 votes in favor of Mr. Gliebe and 67,818 withheld. There were 8,055,764 votes in favor of Mr. Kowalsky and 63,020 withheld. Mark Goldman, Martin Nussbaum, S.Lee Kling and Andrew J. Cavanaugh are other directors of the Company whose terms continue after the meeting.

2. The approval of the 1995 non-employee Directors' Stock Option Plan. There were 7,487,018 votes in favor, 538,531 votes against and 93,235 abstentions.

3. The ratification of the appointment of Price Waterhouse LLP as the Company's independent accountants for fiscal 1995. There were 8,045,945 votes in favor, 36,755 against and 36,084 abstentions.

Holders of the Company's Preferred Stock also were present, in person or by proxy, at the Annual Meeting and voted for the election of two directors. 165,559 of 183,950 shares issued and outstanding were represented at the meeting and not less than 164,556 shares voted in favor of the election of Hoffer Kaback and George Riordan as directors to hold office until the earlier to occur of (a) the next Annual Meeting of Shareholders or (b) the date on which the holders of Preferred Stock shall no longer be entitled to designate directors.

Item 6.          Exhibits, and Reports on Form 8-K

                 (a)      Exhibits - Exhibit 27 - Financial Data Schedule

                 (b)      Reports on Form 8-K - None

                   LEWIS GALOOB TOYS, INC., AND SUBSIDIARIES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  LEWIS GALOOB TOYS, INC.
                                                  (Registrant)



DATE:  August 14, 1995                        BY: /s/  William B. Towne
      -----------------                           William B. Towne
                                                  Executive Vice President,
                                                  Finance and Chief
                                                  Financial Officer
                                                  (Principal Accounting
                                                   Officer)

                                EXHIBIT INDEX


                     Exhibit 27 - Financial Data Schedule