Form 10-Q
period 1995-09-30
GALOOB LEWIS TOYS INC /DE/
filed 1995-11-13
CIK 751968

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C.  20549

                                   FORM 10-Q

(Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934


For the quarterly period ended           September 30, 1995
                               ------------------------------------

                                     OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934


        For the transition period from               to
                                       -------------    -------------

                       Commission file number   1-9599
                                              ---------


                           LEWIS GALOOB TOYS, INC.
      -----------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


     Delaware                                                94-1716574
     -------------------------------------------------------------------
     (State or other jurisdiction of     (I.R.S. Employer Identification
     incorporation or organization)                              Number)

     500 Forbes Boulevard,    South San Francisco, California      94080
     -------------------------------------------------------------------
     (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code  (415) 952-1678
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
Yes       No
    -----    -----

        APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, par value $.01, 10,077,265 as of September 30, 1995.

                  LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                                      INDEX



PART I  -  FINANCIAL INFORMATION
--------------------------------

   Item 1                                                             Page

     - Condensed Consolidated Balance Sheets                             1

     - Condensed Consolidated Statements of Operations                   2

     - Condensed Consolidated Statements of Cash Flows                   3

     - Notes to Condensed Consolidated Financial Statements            4-6

   Item 2

     - Management's Discussion and Analysis of
       Financial Condition and Results of Operations                  7-10


PART II  -  OTHER INFORMATION
-----------------------------

   Item 1

     - Legal Proceedings                                                11

   Item 3

     - Defaults Upon Senior Securities                                  11

   Item 6

     - Exhibits and Reports on Form 8-K                                 11


SIGNATURE                                                               12
---------

                   LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                                                                      (Unaudited)           (Unaudited)               (Audited)
                                                                         Sept 30               Sept 30             December 31
ASSETS                                                                      1995                  1994                    1994
------                                                                ----------            ----------             -----------
CURRENT ASSETS:
  Cash and cash equivalents                                              $ 3,758               $ 3,094                 $ 2,225
  Accounts receivable                                                     65,873                55,050                  57,883
  Inventories                                                             19,236                14,356                  16,824
  Tooling and related costs                                                7,298                 5,594                   8,379
  Prepaid expenses and other assets                                       11,885                 5,907                   5,492
                                                                        --------               -------                --------
   TOTAL CURRENT ASSETS                                                  108,050                84,001                  90,803

LAND, BUILDING AND EQUIPMENT, NET                                          8,168                 8,428                   8,400

OTHER ASSETS                                                               1,126                 1,224                   1,563
                                                                        --------               -------                --------
                                                                        $117,344               $93,653                $100,766
                                                                        ========               =======                ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Notes payable                                                          $25,312                $5,653                 $ 6,971
  Accounts payable                                                        18,968                12,569                  14,973
  Accrued expenses                                                        10,921                17,829                  14,939
  Income taxes payable                                                       248                   562                     499
  Current portion of long-term debt                                          214                   204                     202
                                                                        --------               -------                --------
     TOTAL CURRENT LIABILITIES                                           $55,663               $36,817                 $37,584

LONG-TERM DEBT                                                            18,256                18,258                  18,414

SHAREHOLDERS' EQUITY:
 Preferred stock
  Authorized 1,000,000 shares
  Issued and outstanding 183,950
   shares of $17 Convertible
   Exchangeable Preferred Stock
   at $200 liquidation value
   per share                                                              36,790                36,790                  36,790
 Common stock, par value $.01 per share
  Authorized 50,000,000 shares
  Issued and outstanding 10,077,265
  shares, 10,104,589 shares and
  10,055,089 shares                                                          101                   101                     101
 Additional paid-in capital                                               31,671                31,726                  31,506
 Retained earnings (deficit)                                             (24,690)              (29,591)                (23,182)
 Cumulative translation adjustment                                          (447)                 (448)                   (447)
                                                                        --------              --------                --------
   TOTAL SHAREHOLDERS' EQUITY                                             43,425                38,578                  44,768
                                                                        --------              --------                --------
                                                                        $117,344              $ 93,653                $100,766
                                                                        ========              ========                ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (Unaudited)

                                                                   Three Months Ended                     Nine Months Ended
                                                                          Sept 30                             Sept 30
                                                                -------------------------            ---------------------------
                                                                   1995             1994                1995             1994
                                                                   ----             ----                ----             ----
Net revenues                                                    $65,518          $50,273              $137,078         $114,227
Costs of products sold                                           40,369           30,336                89,945           69,017
                                                                -------          -------               -------          -------
Gross margin                                                    $25,149          $19,937              $ 47,133          $45,210

Operating expenses:
  Advertising and promotion                                       8,077            7,267                17,739           19,483
  Other selling and administrative                                7,640            6,142                22,476           17,468
  Research and development                                        1,729            1,930                 6,195            6,470
                                                                -------          -------               -------          -------

  Total operating expenses                                       17,446           15,339                46,410           43,421
                                                                -------          -------               -------          -------

Earnings (loss) from operations                                   7,703            4,598                   723            1,789

Net proceeds from Nintendo award                                      0                0                     0           12,124
Interest expense                                                   (970)            (597)               (2,357)          (1,730)
Other income (expense), net                                         104               71                   213              308
                                                                -------          -------               -------          -------
Earnings (loss) before
  income taxes                                                    6,837            4,072                (1,421)          12,491

Provision for income taxes                                            0              163                     0              477
                                                                -------          -------               -------          -------

Net earnings (loss)                                               6,837            3,909                (1,421)          12,014

Preferred stock dividends
  in arrears                                                        781              781                 2,345            2,345
                                                                -------          -------               -------          -------
Net earnings (loss) applicable
  to common shares                                              $ 6,056          $ 3,128               $(3,766)         $ 9,669
                                                                =======          =======               =======          =======

Common shares and common share
 equivalents outstanding - average                               10,373           10,363                10,068           10,047

Net earnings (loss) per common share:
    Primary                                                       $0.58            $0.30                $(0.37)           $0.96
    Fully diluted                                                 $0.50            $0.29                $(0.37)           $0.91



The accompanying notes are an integral part of these Consolidated Financial Statements.

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                            (Unaudited)
                                                                                    Nine Months Ended Sept 30
                                                                                    -------------------------
                                                                                     1995               1994
                                                                                     ----               ----
  CASH FLOW FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                                             $(1,422)           $12,014
  Adjustments to reconcile net earnings
     (loss) to net cash provided by (used in)
     operating activities:
     Depreciation                                                                     130                486
     Changes in assets and liabilities:
        Accounts receivable                                                        (7,990)           (21,667)
        Inventories                                                                (2,412)            (1,377)
        Tooling and related costs                                                   1,081               (574)
        Prepaid expenses and other assets                                          (5,956)             1,605
        Accounts payable                                                            3,995              1,735
        Accrued expenses                                                           (4,006)             2,756
        Income taxes payable                                                         (251)               280
                                                                                  -------            -------
     Net cash provided by (used in) operating
        activities                                                                (16,831)            (4,742)
                                                                                 --------            -------

CASH FLOW FROM INVESTING ACTIVITIES:
  Investment in land, building and
        equipment, net                                                                102               (352)
                                                                                  -------            -------
     Net cash provided by (used in) investing
        activities                                                                    102               (352)
                                                                                  -------            -------

CASH FLOW FROM FINANCING ACTIVITIES:
  Net borrowings under notes payable                                               18,341              5,653
  Repayments under long-term debt agreements                                         (158)              (146)
  Proceeds from issuance of common stock                                               79                382
  Other, net                                                                            0                (26)
                                                                                  -------            -------
    Net cash provided by (used in) financing
        activities                                                                 18,262              5,863
                                                                                  -------            -------

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                                   1,533                769

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                                2,225              2,325
                                                                                  -------            -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $ 3,758            $ 3,094
                                                                                  =======            =======


The accompanying notes are an integral part of these Consolidated Financial Statements.

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995
                                  (Unaudited)


NOTE A -  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheets as of September 30, 1995 and 1994 and the condensed consolidated statements of operations for the three and nine month periods ended September 30, 1995 and 1994 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 1995 and 1994 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

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

The results of operations for the three and nine month periods ended September 30, 1995 and 1994 may not necessarily be indicative of the operating results for the full year. Certain amounts in the financial statements have been reclassified to conform with the current year's presentation.


NOTE B - CREDIT AGREEMENT

The Company was party to a loan and security agreement (the "Loan Agreement") with Congress Financial Corporation (the "Lender") which made available to the Company through March 31, 1995 a line of credit up to $30 million. Borrowing availability was determined by a formula based on accounts receivable. The interest rate was prime plus 2%.

On March 31, 1995, the Company entered into an amended and restated loan and security agreement (the "New Agreement") with the Lender. The New Agreement extends the loan term through March 31, 1997 and provides a line of credit of $40 million, with a provision to increase the line to $60 million at the option of the Company. Borrowing availability is determined by a formula based on both accounts receivable and inventories. The interest rate is prime plus 1% (1% lower than the rate applicable to the previous Loan Agreement). In consideration for entering into the New Agreement, the Company paid a $100,000 fee; additional fees will be due if

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995
                                  (Unaudited)



the Company exercises its option to increase the line. The Company has also agreed to pay an unused line fee of 0.25% and certain management fees. The New Agreement provides that the preferred dividend payments may not be made without the prior consent of the Lender.

NOTE C - INVENTORIES
(in thousands)

                                                                    September 30          December 31
                                                                 ------------------       -----------
                                                             1995             1994              1994
                                                             ----             ----              ----
Finished goods                                            $18,521         $ 11,337           $15,596
Raw materials and parts                                       715            3,019             1,228
                                                          -------           ------            ------
                                                          $19,236          $14,356           $16,824
                                                          -------          -------           -------


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

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995
                                  (Unaudited)


NOTE E - LEGAL PROCEEDINGS

The current status of litigation is described in Part II, Item 1, herein.

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth for the periods indicated the percentage relationships between revenues and certain expense and earnings items:

                                                                   Percentage of Net Revenues
                                                                   --------------------------
                                                             Three                             Nine
                                                         Months Ended                      Months Ended
                                                            Sept 30                          Sept 30
                                                        --------------                    --------------
                                                     1995            1994               1995          1994
                                                     ----            ----               ----          ----
Net revenues                                         100.0%          100.0%             100.0%        100.0%
Costs of products sold                                61.6            60.3               65.6          60.4
                                                     -----           -----              -----         -----
Gross margin                                          38.4            39.7               34.4          39.6

Advertising and promotion                             12.3            14.5               13.0          17.0
Other selling and
   administrative                                     11.7            12.2               16.4          15.3
Research and development                               2.6             3.8                4.5           5.7
                                                     -----           -----               ----          ----
Earnings (loss) from
   operations                                         11.8             9.2                0.5           1.6
Net proceeds from Nintendo
   award                                               -               -                  -            10.6
Interest expense                                      (1.5)           (1.2)              (1.7)         (1.5)
Other income (expense), net                            0.1             0.1                0.2           0.2
Provision for income taxes                             -              (0.3)             -              (0.4)
                                                     ------          ------             -----         -------
Net earnings (loss)                                   10.4 %           7.8 %             (1.0) %        10.5 %
                                                     ======          ======             ======        =======

1995 Compared to 1994

Net revenues of $65.5 million in the third quarter of 1995 represented a 30% increase from net revenues of $50.3 million in the third quarter of 1994. Both domestic and international sales grew by 30%, with international sales reaching record levels.

In the third quarter of 1995 Sky Dancers(TM) and My Pretty Dollhouse(TM) sales were $24.1 million and $3.4 million, respectively. These products were first introduced in late 1994.

                   LEWIS GALOOB TOYS, INC., AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                   continued

Micro Machines(TM) sales were $28.8 million in the third quarter of 1995 as compared to $31.1 million in the same period in 1994. The decrease in sales is mainly attributable to a decline in sales from the Micro Machines Z-BOTS(TM) segment and this decline is expected to continue.

Biker Mice from Mars(TM) sales were $7.5 million in the third quarter of 1995 as compared to $14.4 million in 1994. Domestic sales to retailers have discontinued, as planned, while international sales have been strong.

Net revenues of $137.1 million in the nine month period ended September 30, 1995 represented a 20% increase from net revenues of $114.2 million in the same period in 1994. Sky Dancers and My Pretty Dollhouse sales were $44.0 million and $7.3 million, respectively. Micro Machines sales were $56.9 million as compared to $65.2 million in 1994. Biker Mice from Mars sales were $19.6 million as compared to $33.3 million in 1994. These sales trends reflect the same factors as noted for the third quarter results.

Gross margins were $25.2 million in the third quarter of 1995 as compared to $19.9 million in the same period of 1994. The higher sales volume increased gross margin by $6.0 million but was offset by a $0.7 million decrease from a lower gross margin rate. The gross margin rate decreased to 38.4% in 1995 from 39.7% in 1994 due mainly to tooling and packaging development costs. These costs were a higher percent of revenues in 1995 as compared to 1994, because of planned increased spending in support of the Company's expanded product lines.

Gross margins were $47.1 million in the nine month period ended September 30, 1995 as compared to $45.2 million in the same period in 1994. The higher sales volume increased gross margins by $9.0 million but was offset by a $7.1 million decrease from a lower gross margin rate. The gross margin rate decreased to 34.4% in 1995 from 39.6% in 1994 due primarily to two factors. First, tooling and packaging design costs were a higher percent of revenues in 1995 as compared to 1994 in support of the Company's expanded product lines. Second, international sales as a percentage of worldwide revenues were higher in 1995 compared to 1994. The Company's gross margin on international sales is significantly lower than domestic sales because international prices are lower as the customer is responsible for the cost of importing and promoting the product.

Advertising and promotion expenses were $8.1 million in the third quarter of 1995 as compared to $7.3 million in the same period in 1994. The higher expenses were a result of higher domestic sales because media is expensed as a percent of sales.

                   LEWIS GALOOB TOYS, INC., AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                   continued



Advertising and promotion expenses as a percentage of net revenues in the third quarter were 12.3% in 1995 compared to 14.5% in 1994. For the nine month period ended September 30, 1995 advertising and promotion expenses were $17.7 million or 12.9% of net revenues in 1995 as compared to $19.5 million or 17.0% in 1994. The lower expenses were a result of a decrease in planned domestic television advertising expense as a percent of sales.

Other selling and administrative expenses were $7.6 million in the third quarter of 1995 as compared to $6.1 million in the same period in 1994. For the nine month period ended September 30, 1995, other selling and administrative expenses were $22.5 million in 1995 as compared to $17.5 million in the same period in 1994. For the quarter and nine month period ended September 30, 1995 the increase in expenses was due mainly to (1) higher planned personnel costs as a result of the Company's growth and product line expansion,(2) higher legal expenses and (3) higher freight costs.

Research and development expenses were $1.7 million in the third quarter of 1995 as compared to $1.9 million in the same period in 1994. For the nine month period ended September 30, 1995 research and development expenses were $6.2 million in 1995 compared to $6.5 in 1994. The decrease was due to timing of expenditures in 1995 as compared to 1994.

In 1994, the net proceeds from the Nintendo award represents the receipt, net of associated legal and related expenses, of the Company's share of proceeds from its litigation with Nintendo.

Interest expense was $1.0 million in the third quarter of 1995 as compared to $0.6 million in the same period in 1994. For the nine month period ended September 30, 1995 interest expense was $2.4 million in 1995 as compared to $1.7 million in the same period in 1994. The increase was due to higher average borrowings and a higher interest rate in 1995 as compared to 1994.

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

Liquidity, Financial Resources and Capital Expenditures

On March 31, 1995, the Company entered into the New Agreement with the Lender. (See Note B of the Notes to Condensed Consolidated Financial Statements).

Working capital was $52.4 million at September 30, 1995 compared to $53.2 million at December 31, 1994 and $47.2 million at September 30, 1994. The ratio of current assets to current liabilities was 1.9 to 1.0 at September 30, 1995 compared to 2.4 to 1.0 at December 31, 1994 and 2.3 to 1.0 at September 30, 1994.

The Company had no material commitments for capital expenditures at September 30, 1995.

The Company believes that with its assets, the results of operations and the New Agreement it has adequate liquidity and capital resources to meet its current and anticipated operating needs.

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES




PART II

Item 1.  Legal Proceedings

The Company is involved in various legal and/or litigation matters which are being defended and handled in the ordinary course of business. None of these matters is expected to result in outcomes having a material adverse effect on the Company's consolidated financial position.


Item 3.  Defaults Upon Senior Securities

On June 10, 1992, the Company announced it would not pay the July 1, 1992 $0.425 per share quarterly dividend on its Depositary Shares which represent shares of the Company's Preferred Stock. The Company has not paid the subsequent quarterly dividends. As of September 30, 1995, the dividend was cumulatively fourteen quarters in arrears, representing a total dividend arrearage of $11.0 million. By the terms of the Certificate of Designations for the Company's Preferred Stock, the Company is not legally obligated to pay any such arrearage. The Company has consistently maintained that it is not in its best interest to reinstate the dividend until the Company has generated consistent net income from operations and continuation of such profitability can be reasonably expected. Based upon recent results, the Company has been evaluating its alternatives with regard to the preferred stock. The net earnings (loss) per share calculation includes a provision of the Preferred Stock dividends in arrears. No common stock dividends may be paid unless all preferred dividend payments are current. As a result of the cumulative dividend being six or more quarters in arrears, on July 15, 1994 the holders of the Preferred Stock exercised their right to elect two directors to the Board of Directors of the Company.

Item 6.  Exhibits, and Reports on Form 8-K

       (a)      Exhibits - Exhibit 27 - Financial Data Schedule

       (b)      Reports on Form 8-K - None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        LEWIS GALOOB TOYS, INC.
                                        (Registrant)




DATE:    November 14, 1995              BY: \s\ William B. Towne
     ----------------------                -----------------------
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