Form 10-K
period 1995-12-31
GALOOB LEWIS TOYS INC /DE/
filed 1996-03-11
CIK 751968

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-K
(Mark One)
/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1995
                                       OR
/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from               to
                                    -------------    -------------

          Commission file number           1-9599
                                 --------------------------

                             LEWIS GALOOB TOYS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                        94-1716574
-------------------------------                      -----------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                        Identification Number)

         500 Forbes Boulevard                                 94080
         So. San Francisco, CA                                -----
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

                                  YES  X    NO
                                      ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting stock held by persons who are not officers or directors (or their affiliates) of the registrant, as of March 1, 1996, was approximately $155,000,000.

The number of shares outstanding of each of the registrant's classes of common stock, as of March 1, 1996, was as follows:

                Class                                Number of Shares
                -----                                ----------------
Common Stock, Par Value $.01 Per Share               10,101,241


                       DOCUMENTS INCORPORATED BY REFERENCE

         The following document has been incorporated by reference:

         The registrant's Proxy Statement (the "Proxy Statement") to be used in connection with its 1996 Annual Meeting of Shareholders has been incorporated into Part III.

                                     PART I

Item 1.           Business

                  Lewis Galoob Toys, Inc. (the "Company") designs, develops, markets and sells high quality toys worldwide and has been engaged in the toy business since 1957. The Company's strategies in selecting and developing product lines are to focus primarily on low to medium priced extendable product lines that are brandable, to capitalize on current trends in the toy industry and popular culture and to expand and diversify its product categories. Consistent with these strategies, the types of products which have produced the preponderance of the Company's revenues have changed significantly. This product change evolved both by developing and procuring new toys which are based on original ideas and by seeking to obtain and develop new entertainment licenses.

                  The Company's products are generally sold worldwide, with a substantial portion of its revenues derived from sales in the United States and Europe. The Company sells its products principally to retailers in the United States and to toy distributors outside of the United States. U.S. retail outlets for the products include specialty toy retailers, discount and chain stores, catalog and mail order companies, department stores and variety stores. See "Business-Distribution and Sales." The Company's products are generally manufactured overseas, primarily in the People's Republic of China ("China").

                  The Company's results are dependent, in large part, on management's experience in the toy industry and its ability to identify and capitalize on current trends and market new products based on such trends in a timely and efficient manner. As a result of changing consumer tastes, individual toys usually have relatively short product lives. Consequently, an increase or decrease in popularity of a particular item during any year could have a material impact on revenues and profit for that year.

                  The Company has historically marketed a variety of toy products designed for children of both sexes and of different age groups. In recent years, the Company's main emphasis has been to revive, develop, extend and expand its core brand, Micro Machines(R), and to diversify the balance of its other product lines by building other multi-year thematic brands. See "Business-Licensing and Related Rights; Trademarks."

                  Consistent with the extendable product life strategy, the Company's Micro Machines product line, first introduced in 1987, has generated significant sales for a much longer product life than most toy products, and the Company believes that the product line will continue to generate significant sales in the immediate future. Micro Machines sales represented 44% of the Company's total revenues in 1995, 51% in 1994 and 41% in 1993. Continuing demand for this product line was strong and shipments for certain new 1996 product lines commenced in the fourth quarter of 1995. While the Micro Machines line has generated continuing sales for an extended period of time, there can be no assurance that the demand for Micro Machines products will continue at current or previous levels.

Products

                  The Company's 1996 product offering consists of four girls' lines, including continuations and extensions of the Sky Dancers(R), My Pretty DollHouse(TM) and Happy Ness(TM) lines, and also the new Pound Puppies(R) line; and five boys' lines, including continuations and extensions of the Micro Machines and Biker Mice from Mars(R) lines, and also the new Dragon Flyz(TM), Real Adventures of Jonny Quest(TM) and UltraForce(TM) lines.

                  In the girls' product area, the highly successful Sky Dancers flying doll and accessory line has been extended to include new segments, including Pretty Lights(R) with light-up flying dolls and launchers; smaller size Fairy Flyers(TM) flying dolls, pets and Magical Flying Carousel(TM) playset; Fairy Tale Couples(TM); and the Flying Princess(TM) doll with graceful fluttering wings. The My Pretty DollHouse line has been extended with Enchanted Castles(TM) as well as new basic house and accessory styles. The Happy Ness line includes play figures and playsets. The Company has also reintroduced a small-scale version of Pound Puppies and Pound Pur-r-ries(R), the most successful plush toy lines of the 1980's.

                  In the boys' product area, the Micro Machines line of miniature vehicles, playsets and accessories now includes a new, larger Action Fleet(TM) scale of Star Wars(R) articulated action figures, vehicles and playsets, as well as the continuations and extensions of other successful Star Wars vehicles, figures and playsets in the traditional Micro Machines scale. Other Micro Machines licensed properties include Star Trek(R), Babylon 5(TM), Aliens(TM), James Bond 007(TM), Indiana Jones(TM) and Predator(TM). A new segment, Exploration, features the first Micro Machines that float in water. Finally, three innovative new Double Takes(TM) playsets have been added--two in the Basic segments and one in the Military segment. These transforming playsets feature two action play environments in one toy.

                  The male action figure product area features three new lines, as well as the continuation of the Biker Mice From Mars line in the international marketplace. Dragon Flyz is an assortment of fully articulated flying warriors with dragon-styled launchers. The Real Adventures of Jonny Quest is based on the updated reintroduction of the classic 1960's animated television property from Hanna-Barbera Cartoons and Turner Home Entertainment, featuring both real-world and futuristic, virtual-reality QuestWorld(TM) figures and vehicles. The UltraForce line of super heroes and villains is based on the successful comic book series and animated television show.

                  The Company's 1995 product line consisted of continuations and extensions of the Micro Machines line and introductions of several new product lines, including a new extendable girls' brand, Sky Dancers dolls.

                  The Micro Machines line included the continuing licensed vehicles based on the popular Star Wars motion picture trilogy. The Company had also added Star Wars playsets depicting scenes from the movies and including action features, figures and vehicles. Other licensed products included vehicles and figures from the Power Rangers(TM) television series, and the James Bond 007 motion picture. There were also new vehicles from the Star Trek and Babylon 5 television series. To extend the Micro Machines segment of military vehicles and troops, new playsets included Night Attack!(TM), with its battery-powered searchlight and multi-missile launcher, as well as FalconWing Skybase(TM) and Orion J-22 (TM) Submarine Base transforming playsets. Also under the Micro Machines brand was Z-Bots(R), a line of collectible robot figures, vehicles and playsets.

                  The new and innovative Sky Dancers line of dolls and playsets featured the first known girls' doll that flies. These collectible ballerina dolls fly utilizing a special launcher with pull-cord action created in various themes. The playsets included Magic Rolling Launchers in the shape of a swan and pegasus.

                  The Company's new My Pretty DollHouse line was based on a classic girls' toys play pattern that incorporated the successful concepts of miniaturization and collectibility. This product line consisted of modular, finely-decorated miniature dollhouses that came with dolls and other surprise accessories. Also available were coordinated designer Furniture Packs, Back and Front Yard Sets, and snap-on 2nd Story Additions to expand the houses into even bigger mansions.

                  Also introduced was UltraForce, a licensed male action line of dramatic super heroes and villains, vehicles and accessories, based on the Malibu(TM) (Marvel) Comics(TM) strips and the new syndicated animated television series that premiered in October 1995.

Licensing and Related Rights;  Trademarks

                  The Company normally produces substantially all of its products under licenses from other parties. Some of these licenses confer rights to exploit original concepts developed by toy inventors and designers. Other licenses, referred to as entertainment licenses, permit the Company to manufacture and market toys based on characters or properties which develop their own popular identity, often through exposure in various media such as television programs, movies, cartoons and books. Normally most entertainment licenses extend for one to three years and are typically renewable at the option of the Company upon payment of certain minimum guaranteed payments or the attainment of certain sales levels during the initial term of the license. Licenses for original ideas typically extend for the commercial life of the product.

                  In addition, the Company pays royalties to its licensors, which typically range from 2% to 14% of net sales. In certain instances, the Company may agree to guarantee payment of a minimum royalty. As of December 31, 1995 and 1994, minimum future guaranteed payments aggregated approximately $5,822,000 and $2,630,000, respectively. Royalties expense in 1995 and 1994 totaled approximately $16,326,000 and $13,498,000, respectively. As a result of increased competition among toy companies for licenses, in certain instances the Company has paid, and may in the future be required to pay, higher royalties and higher minimum guaranteed payments in order to obtain attractive properties for the development of product lines.

                  The Company is an active participant in the market for entertainment licenses, and has obtained domestic and international license rights for most of its products. A determination to acquire an entertainment license must frequently be made before the commercial introduction of the property in which a licensed character or property appears, and license arrangements often require the payment of non-refundable advances or guaranteed minimum royalties. Accordingly, the success of an entertainment licensing program is dependent upon the ability of management to assess accurately the future success and popularity of the properties which it is evaluating, to bid for products on a selective basis in accordance with such evaluation, and to capitalize on the properties for which it has obtained licenses in an expeditious manner. In 1995 and 1994, the Company generated significant sales under existing entertainment license arrangements for Star Wars, Star Trek, Biker Mice From Mars and Power Rangers.

                  As part of its strategic licensing program, the Company has signed an agreement with Twentieth-Century Fox Licensing and Merchandising that gives the Company the exclusive worldwide first rights to license toys based on various new Fox theatrical and television properties, until the year 2004 (including renewal rights granted to the Company). The agreement fulfills a key growth objective of forming an alliance with a powerful content provider and assures access to a continuous flow of first-rank entertainment properties from Twentieth-Century Fox Film Corporation, Fox Animation Studios, Twentieth-Century Fox Television, Fox Broadcasting Company, Fox Family Films, Fox 2000 Pictures, and Fox Searchlight Pictures. Pursuant to this agreement, the Company has determined to initially produce toys based on the recently announced full-length feature film Anastasia(TM), as well as the current hit television science fiction series Space: Above and Beyond(TM).

                  In addition to the Twentieth-Century Fox agreement, the Company has signed a master toy license agreement with Turner Home Entertainment for The Real Adventures of Jonny Quest.

                  The Company has also been awarded the master toy license by Sony Signatures for TriStar

Pictures' science fiction adventure Starship Troopers(TM), which is being produced under an arrangement between TriStar Pictures and the Walt Disney Motion Pictures Group.

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

Research and Development

                  The Company employs its own designers and engineers and also utilizes the services of independent designers and engineers on an ongoing basis. The Company presents its designers with toy concepts licensed or, to a lesser extent, originated by it, and the designers create renderings of the proposed product. Designs are then presented to the Company's engineers, who, using the renderings, perform mechanical drawings and engineering services and create prototypes for new products. Prototypes for proposed products are then reviewed by the Company's management, including representatives of marketing, sales and manufacturing, prior to final acceptance. Character licensors usually retain the right to approve the products being marketed by the Company.

                  The Company spent approximately $7,886,000, $7,288,000 and $7,451,000 on research and development activities in 1995, 1994 and 1993, respectively, exclusive of amounts paid to certain inventors and designers who receive royalties as licensors. Those amounts do not include approximately $12,388,000, $7,149,000 and $4,502,000, incurred in 1995, 1994 and 1993, respectively for tooling and package design.

Manufacturing

                  The Company's products are manufactured to its specifications by nonaffiliated third party vendors, usually located in the Orient. Over 80% of the Company's products were produced in China in 1995. These vendors are responsible for all aspects of the production of the Company's products in accordance with Company specifications.

                  The Company's manufacturing is currently performed by 21 manufacturers, some of whom derive a substantial percentage of their business from the Company. In 1995, seven manufacturers each produced in excess of 5% of the Company's products and combined to produce 91%. It is anticipated in 1996 that manufacturers' production will be similarly concentrated as in 1995.

                  The Company, through its wholly-owned subsidiary Galco International Toys, N.V. ("Galco") located in Hong Kong, maintains close contact with the Company's manufacturers and subcontractors and monitors the quality of the products produced. Decisions related to the choice of manufacturer are based on price, quality of merchandise, reliability and the ability of a manufacturer to meet the Company's timing requirements for delivery. See "Business-Competition." Generally, tooling is owned by the Company but may be utilized by different manufacturers if the need arises for alternate sources of production.

                  The Company does not carry insurance for political, social or economic unrest or disruption for several reasons, including, but not limited to, costs of such insurance and the limited insurance coverage available. The impact on the Company from such unrest or disruption would depend on several factors, including, but not limited to, the nature, extent and location of such unrest or disruption and the Company's ability to: (1) procure alternative manufacturing sources outside of the country involved; (2) retrieve its tooling; (3) relocate its production in sufficient time to meet demand; and (4) pass cost increases likely to be incurred resultant from (1)-(3) above through to the Company's customers as product price increases.

                  The Company's products are principally produced in China, which currently is designated with Most Favored Nations ("MFN") status by the United States. This designation allows products imported into the United States from China to be accorded the most favorable import duties. In 1994, Congress approved the GATT (Uruguay round), which allows imports into the United States of toy merchandise with unconditional duty-free entry from any nation with MFN status. Generally, the trade negotiations between China and the United States have been difficult, but both sides have shown their willingness to resolve trade disputes and avoid punitive sanctions, which could result in the United States imposing higher duties on selective Chinese-made products imported into the United States (these sanctions would be put in place through Section 301). In the past, Section 301 sanctions proposed by the United States did not include sanctions or punitive damages against toy imports from China. As such, the Company would be unaffected. The loss of MFN status for China, however, would result in a substantial increase in duty for the Company's products produced in China and imported into the United States. This increase in duty would be large enough that it could materially affect the Company's business. Products shipped from China to other countries should not be affected. Other toy companies also source product from China and would be affected to similar degrees. However, the impact on the Company from any significant change in duties on its Chinese-produced products would depend on several factors including, but not limited to, the Company's ability to (1) procure alternative manufacturing sources outside of China, (2) retrieve its tooling located in China, (3) relocate its production in sufficient time to meet demand and (4) pass cost increases likely to be incurred resultant from (1)-(3) above through to the Company's customers as product price increases.

                  In 1994, certain quotas on selected Chinese-produced toy products were introduced in the European Economic Community. The quotas did not have a material impact on the Company's business in 1995 and are not expected to have a material impact in the foreseeable future.

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

                  Galco's employees arrange with manufacturers for the production, shipment and delivery of products, monitor the quality of the products produced, and undertake certain elements of the design and development of new products.

                  The principal raw materials used in the production and sale of the Company's products are plastics and paper products. The Company believes that an adequate supply of raw materials used in the manufacture of its products are readily available from existing and alternate sources.

Distribution and Sales

                  The Company markets and sells its products throughout the world, with sales to customers in the United States aggregating on a consolidated basis 63%, 66% and 66% of net sales in 1995, 1994 and 1993, respectively.

                  Outlets for the Company's products in the United States include specialty toy retailers, discount and chain stores, catalog and mail order companies, department stores, variety stores and independent distributors which purchase the products directly from the Company and ship them to retail outlets. In 1995 and 1994, Toys "R" Us, Inc. accounted for approximately 20% and 21% of the Company's consolidated net sales, respectively. Wal-Mart accounted for 11% of net revenues in 1995.

                  The Company has a sales staff of seven people, supplemented by several manufacturers' representative organizations in the United States, that act as independent contractors. The Company's sales staff and the manufacturers' representatives offer the Company's products through the use of samples and promotional materials at toy shows and by making regular customer sales calls. The Company also directly introduces and markets to customers new products and extensions to previously marketed product lines by participating in the major trade shows in New York, Hong Kong and Europe and through the maintenance of a showroom in New York City. Manufacturers' representatives utilized by the Company receive commissions, which were approximately 0.8%, 1.0% and 1.3% of net sales in 1995, 1994 and 1993, respectively.

                  The Company utilizes warehouse facilities primarily in Union City, California for storage of its products. Disruptions in shipments from Asia or from the Union City facility could have a material adverse effect on the Company. The Company believes that adequate storage facilities are available.

                  The Company has an extensive international sales program. The Company, in conjunction with Galco, actively sells its products into 45 countries and sells directly to 86 separate, independent toy distributors, each of which is domiciled in the respective country to which sales are made. While international sales accounted for only approximately one-third of total Company sales in 1995, these sales amount to a greater proportion of the unit volume of Company products sold outside of the United States. International sale prices to distributors are significantly lower than U.S. domestic sale prices to retail accounts since international distributors are responsible for all importation, warehousing, marketing, promotional and selling related costs. In 1995 and 1994, approximately 50% of all Galoob toys sold were shipped to countries outside the United States.

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

Seasonality and Backlog

                  Because of heavy retail demand for toy products during the Christmas season, the toy industry is highly seasonal in nature. Consistent with the fact that a disproportionate share of receivables is created late in the year and consistent with U.S. toy industry practices, receivables from a significant portion of domestic sales are not collected until the final weeks of the fourth quarter and the first quarter of the succeeding year, which creates a substantial demand for working capital on a seasonal basis.

                  Orders in the U.S. toy industry are generally cancelable until shipped. Therefore, the Company believes that backlog may not be an accurate indicator of the Company's future sales.

Competition

                  The toy industry is highly competitive. The Company competes with several larger domestic and foreign toy companies, such as Hasbro, Mattel, Tyco, Bandai and Playmates, and many smaller companies in the design and development of new toys, the procurement of licenses, the improvement and expansion of previously introduced products and product lines, and the marketing and distribution of its products. Some of these companies have longer operating histories, broader product lines and greater financial resources and advertising budgets than the Company. In addition, it is common in the toy industry for companies to market products which are similar to products being successfully marketed by competitors. The Company believes that the strength of its management team, the quality of its products, its relationships with inventors, designers and licensors, its distribution channels and its overhead and operational controls allow the Company to compete effectively in the marketplace. See "Business-Research and Development" and "Business-Distribution and Sales."

Government Regulations

                  The Company is subject to the provisions of, among other laws, the Federal Hazardous Substances Act and the Federal Consumer Product Safety Act. These laws empower the Consumer Product Safety Commission (the "CPSC") to protect consumers from hazardous toys and other articles. The CPSC has the authority to exclude from the market articles which are found to be hazardous and can require a manufacturer to recall such products under certain circumstances. Similar laws exist in some states and cities in the United States and in Canada and Europe. Products are also designed and tested to meet or exceed ASTM F963, the Standard Consumer Safety Specification on Toy Safety. The Company emphasizes the safety and reliability of its products and has established a strong quality assurance and control program to meet the Company's objective of delivering high-quality, safe products.

Employees

                  As of December 31, 1995, the Company had 224 employees; 125 in the United States and 99 in the Far East. This compares to 239 total employees at December 31, 1994; 108 in the United States and 131 in the Far East. Nine of the Company's employees, some of which are employed only on a seasonal basis, are subject to a collective bargaining agreement which expires May 31, 1998. The Company believes that its labor relations are satisfactory.

Item 2.           Properties

                  The Company's principal executive offices are located at 500 Forbes Boulevard, South San Francisco, California, where the Company owns a building with approximately 136,000 square feet. The Company occupies approximately 33,000 square feet of office space and leases the remaining 103,000 square feet of warehouse space to third parties. The Company also has 125,000 square feet of warehouse space at Union City, California, under a lease which expires in 1997, with rights to renew for an additional five-year term. The Company has a showroom, consisting of approximately 17,200 square feet, which is located at 1107 Broadway, New York, New York, under a lease that expires in 2006, and office and warehouse space in Hong Kong consisting of approximately 30,000 square feet under leases which expire at varying dates through 1998.

                  The Company's properties will be expanded to support as necessary future growth levels in the Company's business.

Item 3.           Legal Proceedings

                  The Company is involved in various litigation and legal matters which are being prosecuted or defended in the ordinary course of business. None of these matters are expected to result in outcomes having a material adverse effect on the Company's consolidated financial position (see Note M of Notes to Consolidated Financial Statements).

Item 4.           Submission of Matters to a Vote of Security Holders

                  None.

Item 4a.          Executive Officers of the Registrant

                  The executive officers and their respective positions are as follows:

NAME                                           AGE    POSITION
----                                           ---    --------
Mark D. Goldman............................     45    President, Chief Executive Officer and
                                                      Director

William G. Catron..........................     50    Executive Vice President, General
                                                      Counsel, Chief Administrative Officer
                                                      and Secretary

Loren Hildebrand...........................     56    Executive Vice President, Sales

Ronald Hirschfeld..........................     45    Executive Vice President, International
                                                      Sales and Marketing

Gary J. Niles..............................     56    Executive Vice President, Marketing
                                                      and Product Acquisition

Louis R. Novak.............................     47    Executive Vice President and Chief
                                                      Operating Officer

NAME                                           AGE    POSITION
----                                           ---    --------
William B. Towne...........................    51     Executive Vice President, Finance and
                                                      Chief Financial Officer

John C. Beuttell...........................    48     Senior Vice President, Marketing-Male
                                                      Action

H. Alan Gaudie.............................    55     Senior Vice President, Finance and
                                                      Assistant Secretary

Ronnie Soong...............................    49     Managing Director of Galco
                                                      International Toys, N.V.

Terrell (Mark) Taylor......................    54     Senior Vice President, Preliminary
                                                      Design

                  Mark D. Goldman, a Director of the Company, has served as President and Chief Executive Officer of the Company since June 1991. From 1987 to 1991, Mr. Goldman served as Executive Vice President and Chief Operating Officer. Prior to 1987, Mr. Goldman served in various executive capacities at Ages Entertainment Software, Inc. (formerly Sega Enterprises, Inc.) and Mattel, Inc.

                  William G. Catron has served as Executive Vice President, General Counsel and Chief Administrative Officer since May 1992. From 1985 to 1992, Mr. Catron was Senior Vice President, Assistant General Counsel for Paramount Pictures Corporation. Prior to 1985, Mr. Catron served in various executive capacities at Ages Entertainment Software, Inc. (formerly Sega Enterprises, Inc.) and Mattel, Inc.

                  Loren Hildebrand has served as Executive Vice President, Sales since April 1994. From 1992 to 1994 he was President of Creative Consultants. From 1989 to 1992, Mr. Hildebrand was Executive Vice President and a partner in Toy Soldiers, Inc., a start-up company. Prior to 1989, Mr. Hildebrand was a consultant for Worlds of Wonder and Executive Vice President, Sales, Merchandising and Distribution for Mattel, Inc.

                  Ronald Hirschfeld has served as Executive Vice President, International Sales and Marketing since February 1994. From 1989 to 1994, Mr. Hirschfeld served as Senior Vice President, International Sales and Marketing. Prior to 1989, Mr. Hirschfeld served as Senior Vice President, International Operations from 1987 to 1989 and has held various positions with the Company since 1978.

                  Gary J. Niles has served as Executive Vice President, Marketing and Product Acquisition since February 1992. From 1989 to 1992, Mr. Niles served as Senior Vice President, International Division. Before joining the Company, Mr. Niles was an executive with U.A.C., Ltd., a division of Universal Matchbox, Revell Incorporated and Ages Entertainment Software, Inc. (formerly Sega Enterprises, Inc.)

                  Louis R. Novak has served as Executive Vice President and Chief Operating Officer since February 1992. From 1989 to 1992, Mr. Novak served as Senior Vice President, Operations. From 1986 to 1989 he was Senior Vice President, Worldwide Product Operations for Coleco Industries, Inc. Prior to 1986, Mr. Novak was an executive with All American Gourmet Company, Inc., a manufacturer of frozen food products, and for Mattel, Inc.

                  William B. Towne has served as Executive Vice President, Finance and Chief Financial Officer since March 1995. From 1990 to 1995, Mr. Towne served as Executive Vice President, Chief Financial Officer for Forstmann & Co, Inc. From 1982 to 1990, Mr. Towne worked for Tambrands, Inc. where he rose from Manager of Forecast and Planning to Chief Financial Officer of their International Divisions.

                  John C. Beuttell has served as Senior Vice President, Marketing - Male Action since February 1996. Prior to undertaking his current position, Mr. Beuttell held a senior management position at YES Entertainment. Before joining YES Entertainment, Mr. Beuttell held several senior management positions, including the following: Vice President of Sales and Marketing for a toy company called TSR, President of Matchbox Toys-USA, Vice President of International for Atari Video Games and Director of Marketing for Mattel, Barbie Division.

                  H. Alan Gaudie has served as Senior Vice President, Finance since April 1992. From 1985 to 1992, Mr. Gaudie served as Corporate Controller, Vice President, Senior Vice President and acting Chief Financial Officer.

                  Ronnie Soong has served as Managing Director of Galco International Toys, N.V., a wholly-owned subsidiary of the Company ("Galco"), since May 1995. From April 1993 to 1995, Mr. Soong served as General Manager of Galco. From 1989 to 1993, Mr. Soong was General Manager of Zindart Industrial Co., Ltd. Prior to 1989, Mr. Soong was the General Manager of Buddy L (HK) Ltd. and an executive with the Ertl Company in Taiwan.

                  Terrell (Mark) Taylor has served as Senior Vice President, Preliminary Design since November 1995. From 1988 to 1995, Mr. Taylor served as Senior Vice President, Product Design for Mattel, Inc . From 1987 to 1988, Mr. Taylor served as Vice President with Entertech/LJN Toys. Prior to 1987, Mr. Taylor served in various executive capacities at Playmates Toys, Tomy Toys, and Mattel Toys. In addition, Mr. Taylor was a principal partner with Taylor/Salari Design.

                                     PART II

Item 5.           Market for the Registrant's Common Equity and Related
                  Stockholder Matters

                  The Company's Common Stock, par value $.01 per share, has traded on the New York Stock Exchange since July 9, 1987. The following table sets forth for each quarter during the last two fiscal years the high and low closing sale prices as reported by the New York Stock Exchange:

    Fiscal Year                                        High                Low
    -----------                                        ----                ---
        1995          First Quarter                   $ 7 3/4             $5 1/4
                      Second Quarter                    8 3/8              6
                      Third Quarter                     9 1/2              6 1/2
                      Fourth Quarter                   13 5/8              9 1/4

        1994          First Quarter                   $10 5/8             $6 1/8
                      Second Quarter                    6 7/8              5 1/2
                      Third Quarter                     8 1/2              6 1/8
                      Fourth Quarter                    7 3/8              4 3/4

                  As of March 1, 1996, there were approximately 1,503 holders of record of the Common Stock.

                  No cash dividends were declared in 1995 or 1994 on the common stock. The Board of Directors has no current plans to pay cash dividends on the common stock. The Company's current credit agreement and the terms of its $17.00 Convertible Exchangeable Preferred Stock limit the Company's ability to pay cash dividends on the common stock. (See Notes E and N of Notes to Consolidated Financial Statements.) Future dividend policy will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors.

                  On February 12, 1996, the Company announced that it was commencing an exchange offer for its Depositary Convertible Exchangeable Preferred Shares (the "Preferred Shares"). Under the terms of the exchange offer, the Company will offer to exchange 1.85 shares of Common Stock for each of the 1,839,500 Preferred Shares currently outstanding. The exchange offer has an expiration date of March 29, 1996, and is conditioned on, among other things, the receipt of valid tenders from the holders of at least 75 percent of the outstanding Preferred Shares.

Item 6.           Selected Financial Data

                                                       (in thousands, except per share data)
                                                              Years ended December 31,
                                                       -------------------------------------

                                              1995        1994        1993         1992         1991
                                              ----        ----        ----         ----         ----
STATEMENTS OF OPERATIONS
DATA:
Net revenues ...........................    $220,044    $178,792    $134,334     $166,280     $150,636
                                            ========    ========    ========     ========     ========
Net earnings (loss) ....................       9,399      18,424     (10,924)      (2,447)      (7,540)
Preferred stock dividends:
     Paid ..............................          --          --          --          782        3,127
     In arrears ........................       3,127       3,127       3,127        2,345           --
                                            --------    --------    --------     --------     --------
Net earnings (loss) applicable to
     common shares .....................    $  6,272    $ 15,297    $(14,051)    $ (5,574)    $(10,667)
                                            ========    ========    ========     ========     ========
Net earnings (loss) per common share:
    Primary ............................    $   0.60    $   1.51    $  (1.47)    $  (0.59)    $  (1.14)
                                            ========    ========    ========     ========     ========
    Fully diluted ......................    $   0.60    $   1.41    $  (1.47)    $  (0.59)    $  (1.14)
                                            ========    ========    ========     ========     ========
Number of common shares and
    common share equivalents
    outstanding - average ..............      10,451      10,111       9,548        9,400        9,325

                                                                  AT DECEMBER 31,
                                                       -------------------------------------

                                              1995        1994        1993         1992         1991
                                              ----        ----        ----         ----         ----
BALANCE SHEET DATA:
Working capital ........................    $ 54,670    $ 53,219    $ 30,813     $ 27,070     $ 29,127
Total assets ...........................     120,084     100,766      71,005       71,604       64,016
Long-term debt .........................      14,000      18,414      18,608        4,944        5,244
Shareholders' equity ...................      54,172      44,768      22,162       32,246       35,092

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

                  The following table sets forth certain operating data (as a percentage of the Company's net revenues) for the years ended December 31, 1995, 1994 and 1993:

                                                          Years Ended
                                                          December 31
                                                          -----------
                                                 1995        1994        1993
                                                 ----        ----        ----
Net revenues ............................       100.0%      100.0%      100.0%
Cost of products sold ...................        60.0        58.5        61.7
                                                -----       -----       -----
Gross margin ............................        40.0        41.5        38.3
Advertising and promotion expenses ......        14.2        17.1        17.5
Other selling and
    administrative expenses .............        16.3        15.1        19.1
Research and development expenses .......         3.6         4.1         5.6
Variable stock option plan expenses .....          --          --         3.0
                                                -----       -----       -----
Earnings (loss) from operations .........         5.9         5.2        (6.9 )
Net proceeds from Nintendo award ........          --         6.8          --
Interest expense ........................        (1.5 )      (1.5 )      (1.3 )
Other income, net .......................         0.2         0.2         0.1
Provision for income taxes ..............        (0.3 )      (0.4 )        --
                                                -----       -----       -----
Net earnings (loss) .....................         4.3%       10.3%       (8.1%)
                                                =====       =====       =====

Years Ended December 31, 1995 and 1994

                  In 1995, for the second consecutive year, the Company had record sales and earnings in the fourth quarter, and the Company had its best full year operating performance since 1989. That performance demonstrates that management's current strategy to make Galoob a high growth company is working, and management believes the Company is very well positioned to continue to build on that strategy in 1996 and the foreseeable future.

                  Net revenues in 1995 were $220.0 million which represented a 23% increase from 1994 net revenues of $178.8 million. The strong sales growth for 1995 was attributable to two principal factors: (1) the international unit posted a new annual sales record of $80.7 million, an increase of 35% from 1994 and (2) the Company's worldwide sales of girls' toys increased by more than 500% to $88.0 million, which represented 40% of net revenues as compared to only 8% of net revenues in 1994. The girls' toys line increase was led by the introduction of the hugely popular Sky Dancers flying dolls, and a line of miniature houses and accessories -- My Pretty DollHouse. The strength in the girls' line is expected to continue in 1996 with a greatly expanded Sky Dancers line, extensions to the My Pretty DollHouse line, and with the reintroduction of the enormously popular Pound Puppies line that was the all-time best selling line of plush animals during the 1980's and is licensed for the first time by the Company.

                  In 1995, the Company's boys' toys business was again led by its core brand, Micro Machines. Increases in the civilian, miliary and Star Wars segments led Micro Machines to its twelfth consecutive quarter of U.S. retail sales growth through the fourth quarter of 1995. A decline in consumer demand for the Micro

Machines Z-Bots and Power Rangers segments substantially reduced the Company's shipments of these segments. This decline, and the discontinuance of the Biker Mice from Mars line to domestic retailers, each of which was anticipated, led to a decrease in boys' toys net worldwide sales of 22% as compared to 1994. However, the Company's worldwide Micro Machines sales in 1995, excluding Z-Bots and Power Rangers, grew by 15% over 1994.

                  The Company's male action category was expanded in 1995 from just one international Biker Mice From Mars line, to include the introduction of UltraForce based on the superhero animated television show derived from the popular Malibu comics, and the Micro Machines Star Wars Action Fleet line which creates a completely new size scale for the male action category. In 1995, the Company also test marketed its Mutant League line based on a syndicated television series and the Electronic Arts video games. However, based essentially on the test market results, the Company decided not to pursue a national rollout of the line.

                  The male action lines will continue to grow in 1996 with an expanded Star Wars Action Fleet line, the introduction of Dragon Flyz, the line of flying action figures plus vehicles and accessories, and the introduction of the toy line for Turner Entertainment's spectacular animated action-adventure series, The Real Adventures of Jonny Quest.

                  Gross margins were $88.0 million in 1995, an increase of 18.6% or $13.8 million from 1994. The increase was due to higher sales volume offset slightly by a lower gross margin rate. The gross margin rate decreased to 40.0% in 1995 from 41.5% in 1994 due mainly to three factors. First, tooling and packaging design costs were a higher percent of revenues in 1995 as compared to 1994 in support of the Company's expanded product line. Second, international sales as a percentage of worldwide revenues were higher in 1995 compared to 1994. The Company's gross margin on international sales is significantly lower than domestic sales because international prices are lower as the customer is responsible for the cost of importing, promoting and reselling the product. Third, sharp price increases on plastics and packaging materials occurred in the third and fourth quarters of 1995. Such cost increases occurred too late in the year for the Company to be able to pass on cost increases through product price increases. These three factors reducing the gross margin rate were partially offset by the elimination of duty on toys imported into the United States.

                  Advertising and promotion expenses were $31.2 million or 14.2% of net revenues in 1995 as compared to $30.6 million or 17.1% of net revenues in 1994. The decrease in advertising and promotion expenses as a percent of net revenues was a result of higher marketing efficiencies domestically, coupled with the effects of the higher sales growth rate internationally where the Company's distributors absorb their own advertising costs. Other selling and administrative expenses were $35.9 million in 1995 as compared to $27.0 million in 1994. The increase in expenses was due mainly to (1) higher planned personnel costs as a result of the Company's growth and product line expansion, (2) higher freight costs, and (3) higher legal expenses. Research and development expenses were $7.9 million in 1995 as compared to $7.3 million in 1994 with the increase due to the expansion of the number of product lines. Although overall operating expenses increased by $10.1 million in 1995 as compared to 1994, operating expenses as a percent of net revenues declined to 34.1% in 1995 from 36.3% in 1994.

                  Earnings from operations were $13.0 million, an increase of 39% from 1994 earnings from operations of $9.3 million, based on net revenue increases of 23%. The higher growth rate of earnings as compared to net revenues indicates the positive leverage the Company is achieving on incremental net revenue growth.

                  In 1994, the net proceeds of $12.1 million from the Nintendo award represents the receipt, net of associated legal and related expenses, of the Company's share of proceeds from its litigation with Nintendo of associated legal and related expenses, of the Company's share of proceeds from its litigation with Nintendo of America, Inc. The amount was reflected in 1994 results and had no impact on 1995 results.

                  Interest expense was $3.4 million in 1995 as compared to $2.6 million in 1994. The increase was due primarily to higher average borrowings needed to fund working capital to support higher sales, offset by a slightly lower interest rate in 1995 as compared to 1994 on the Company's revolving credit facility. Other income was $0.4 million in both 1995 and 1994.

                  Income tax expense for 1995 and 1994 includes provisions for federal, state and foreign income taxes, after taking into account the available net operating loss carryforwards from prior years. At December 31, 1995, the Company has federal net operating loss carryforwards of approximately $7.3 million and unused federal tax credits of approximately $1.8 million available to reduce taxes in future periods. (See Notes A and F of Notes to Consolidated Financial Statements.)

                  In management's opinion, other than the sharp price increases on plastics and packaging materials noted above, general inflation did not have a material impact on the Company's business in 1995. The Company did not implement any substantial price increases in 1995 or 1994 on continuing product lines.

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

                  Historically, a relatively small number of items have contributed a large portion of the Company's revenues in each year. A decrease in popularity of a particular item during any year could have a material adverse impact on revenues and profits for that year. The Company's strategy emphasizing multi-year extendable brands is intended to mitigate such adverse impacts.

                  The Company does not carry insurance for political, social or economic unrest or disruption for several reasons, including, but not limited to, costs of such insurance and the limited insurance coverage available. The impact on the Company from such unrest or disruption would depend on general factors, including, but not limited to, the nature, extent and location of such unrest or disruption and the Company's ability to: (1) procure alternative manufacturing sources outside of the country involved; (2) retrieve its tooling;
(3) relocate its production in sufficient time to meet demand; and (4) pass cost increases likely to be incurred resultant from (1)-(3) above through to the Company's customers as product price increases.

                  The Company's products are produced principally in China, which currently is designated with MFN status by the United States. This allows products imported into the United States from China to be accorded the most favorable import duties. In late 1994, Congress approved the GATT (Uruguay round), which allows imports into the United States of toy merchandise with unconditional duty-free entry from any nation with MFN status. Generally, the trade negotiations between China and the United States have been difficult, but both sides have shown their willingness to resolve trade disputes and avoid punitive sanctions. Punitive sanctions could result in the United States imposing higher duties on selective Chinese-made products imported into the United States (these sanctions would be put in place through Section 301 of the Trade Act of 1974, as amended). In the past, Section 301 sanctions proposed by the United States did not include sanctions or punitive damages against toy imports from China. As such, the Company would be unaffected. The loss of MFN status for China, however, would result in a substantial imported into the United States. This increase in duty would be large enough that it could materially affect the Company's business. Products shipped from China to other countries should not be affected. Other toy companies also source product from China and would be affected to similar degrees. However, the impact on the Company from any significant change in duties on its Chinese-produced product would depend on several factors including, but not limited to, the Company's ability to (1) procure alternative manufacturing sources outside of China, (2) retrieve its tooling located in China, (3) relocate its production in sufficient time to meet demand; and (4) pass cost increases likely to be incurred resultant from (1)-(3) above through to the Company's customers as product price increases.

                  In 1994, certain quotas on Chinese-produced toy products were introduced in the European Economic Community. These quotas did not have a material impact on the Company's business in 1995 and are not expected to have a material impact in the foreseeable future.

Years Ended December 31, 1994 and 1993

                  In 1994, the Company was profitable and had its best performance since 1989. This was a result of the successful implementation of the Company's recovery plan which began in 1991.

                  The recovery plan objective was to reposition the Company to enable it to generate sustainable profitability and growth. Essential to reaching this objective were three key goals: (1) restore and expand the Company's core business, the Micro Machines brand, (2) focus on growth opportunities in new product areas, such as the male action category, and (3) lower breakeven versus the 1990 cost profile. The new management team was put in place in 1991.

                  Overall, consolidated net revenues, including both toy sales and sales of the Game Genie video game enhancer, in 1994 were $178.8 million, which represented a 33% increase from 1993 net sales of $134.3 million. Worldwide toy sales in 1994 achieved a 72% increase as compared to 1993. Domestic toy sales rose by 103% and international toy sales rose by 33% from 1993 to 1994.

                  In 1994, sales of Micro Machines products grew significantly for the second consecutive year. Net sales in 1994 climbed to $113.0 million which was a 59% increase over 1993 levels. This comes on top of a 55% increase in sales in 1993 over 1992. A significant area of growth in the Micro Machines line was from licensed products such as Star Wars, Star Trek and Power Rangers. The Company also successfully entered a new, high-growth potential category-male action. Biker Mice From Mars, which was introduced in late 1993, generated sales in 1994 of $41.4 million as compared to $4.3 million in 1993. In late 1994, shipments of two new products, Sky Dancers, a flying doll, and My Pretty DollHouse commenced and generated sales of $3.3 million and $3.0 million, respectively. Game Genie sales were $4.2 million in 1994 as compared to $32.8 million in 1993. This decrease in Game Genie sales reflected the normal maturity cycle for such products and this trend is expected to continue.

                  Gross margin totaled $74.2 million in 1994, an increase of $22.7 million from 1993. This increase was due to higher sales volume and a higher gross margin rate. The gross margin rate improved to 41.5% in 1994 from 38.3% in 1993 due to three factors. First, the international gross margin rate was higher due to a change in product mix. Second, the percent of U.S. sales to worldwide sales was greater. The Company's gross margin rate on domestic sales is significantly higher than foreign sales because foreign prices are lower as the customer is responsible for the cost of importing and promoting the products. Third, while tooling, packaging and other costs in the aggregate were higher in 1994 compared to 1993, they were lower as a percent of sales in 1994 compared to 1993.

                  Advertising and promotion expenses were $30.6 million in 1994 compared to $23.5 million in 1993. The higher expenses were primarily a result of an increase in planned domestic television advertising expense in connection with the Company's expanded product lines. Other selling and administrative expenses were $27.0 million in 1994 compared to $25.6 million in 1993. This increase was due mainly to incentive compensation which was reinstated based on the Company's 1994 performance. Research and development expenses were approximately equal in 1994 compared to 1993.

                  The $4.0 million expense in 1993 related to the variable stock option plan was a one-time charge.

                  The Company received $12.1 million in 1994 from the litigation award from Nintendo of America, Inc. This amount was obtained by reducing the gross award of $16.1 million by amounts due the Company's Game Genie licensors. (See Note M to the Company's Consolidated Financial Statements.)

                  Interest expense in 1994 was $2.6 million compared to $1.8 million in 1993. An increase of $1.0 million was due to the Debentures being outstanding during all of 1994 compared to being outstanding for less than 2 months in 1993. Interest was reduced by lower average borrowings under the Company's line of credit in 1994, although interest rates were higher.

                  Other income was $0.4 million in 1994, as compared to $0.1 million in 1993.

                  The income tax expense for 1994 includes provisions for federal, state and foreign income taxes, after taking into account the available net operating loss carryforwards from prior years. In 1993, the tax provision represented only foreign income taxes as there was no taxable U.S. income. At December 31, 1994, the Company had federal net operating loss carryforwards of approximately $11.5 million and unused federal tax credits of approximately $1.7 million available to reduce taxes in future periods. (See Notes A and F to the Company's Consolidated Financial Statements.)

                  The Company's breakeven point has been substantially reduced since 1990. In 1994, the Company's earnings from operations were $9.3 million on $178.8 million in sales, which was a $39.1 million improvement in earnings from operations and a $51.9 million improvement in sales in comparison to 1990 sales of $126.9 million and loss from operations of $29.8 million.

Liquidity, Financial Resources and Capital Expenditures

                  On March 31, 1995, the Company entered into an amended and restated loan and security agreement (the "New Agreement") with Congress Financial Corporation (Central). (See Note E to the Company's Consolidated Financial Statements.)

                  Working capital was $54.7 million at December 31, 1995 compared to $53.2 million at December 31, 1994. The ratio of current assets to current liabilities was 2.1 to 1.0 at December 31, 1995 compared to 2.4 to 1.0 at December 31, 1994.

                  The Company had no material commitments for capital expenditures at December 31, 1995.

                  The Company believes that with its assets, the results of operations and the New Agreement it has adequate liquidity and capital resources to meet its current and anticipated operating needs.

Recent Developments

                  On February 12, 1996, the Company announced that it was calling for redemption of its 8% Convertible Subordinated Debentures originally due 2000 (the "Debentures"), and was commencing an exchange offer for its Depositary Convertible Exchangeable Preferred Shares (the "Preferred Shares").

                  Under the terms of the redemption, the $14,000,000 Debentures now outstanding will be redeemed on or about March 22, 1996, unless converted into the Company's Common Stock by the holders prior to the redemption date. Until the redemption date, the Debentures are convertible into an aggregate of 1,511,873 shares of Common Stock at the rate of $9.26 principal amount for each share of Common Stock. The Company became entitled to redeem the Debentures when the average closing price of its Common Stock for twenty consecutive days exceeded 150% of the conversion price.

                  Under the terms of the exchange offer, the Company will offer to exchange 1.85 shares of Common Stock for each of the 1,839,500 Preferred Shares currently outstanding. The exchange offer has an expiration date of March 29, 1996, and is conditioned on, among other things, the receipt of valid tenders from the holders of at least 75 percent of the outstanding Preferred Shares.

Recent Accounting Pronouncement

                  The FASB issued a new standard, SFAS No. 123, "Accounting for Stock-Based Compensation", which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock options and similar equity instruments under APB Option 25. "Accounting for Stock Issued to Employees" Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in FSAS No. 123 had been applied. The Company has not determined which method it will follow in the future. The Company will be required to adopt the new standard for the year ending December 31, 1996.

Item 8.           Financial Statements and Supplementarty Data

                  The Consolidated Financial Statements and Financial Statement Exhibits are listed in Item 14(a) and are included herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form
                  8-K

                  Index to Financial Statements

                  The following consolidated financial statements and schedules of the Company and its subsidiaries are included as Part II, Item 8 of this
Report:

                  (a) 1. Financial Statements                                                  Page
                         --------------------                                                  ----
                         Report of Independent Accountants                                     F-1

                         Consolidated Financial Statements:

                         Consolidated Balance Sheets - December 31, 1995 and                   F-2
                         December 31, 1994

                         Consolidated Statements of Operations for the years ended             F-3
                         December 31, 1995, 1994 and 1993

                         Consolidated Statements of Changes in Shareholders' Equity            F-4
                         for the years ended December 31, 1995, 1994 and 1993

                         Consolidated Statements of Cash Flows for the years ended             F-5
                         December 31, 1995, 1994 and 1993

                         Notes to Consolidated Financial Statements                            F-6 to
                                                                                               F-19



                  (a) 2. Financial Statement Schedules
                         -----------------------------

                         Schedule VIII - Valuation and Qualifying Accounts and                 S-1
                         Reserves for the years ended December 31, 1995, 1994 and
                         1993

                         Schedule X - Supplementary Income Statement Information               S-2
                         for the years ended December 31, 1995, 1994 and 1993

                  All other schedules have been omitted because they are inapplicable or not required, or the information is included in the financial statements or notes thereto.

                  (a) 3. Exhibits
                         --------
2.1(1)            Agreement of Merger, dated as of July 6, 1987.
3.1(1)            Certificate of Incorporation.
3.2(1)            Bylaws.
4.1(2)            Form of Certificate for Shares of Common Stock of Registrant.
4.4(a)(3)         Warrant Agreement, dated as of July 7, 1988, between the
                  Registrant and Wells Fargo Bank and warrants issued to Wells
                  Fargo Bank.
4.4(b)(4)         Warrant Agreement, dated as of December 11, 1991, by and
                  between the Registrant and Shereff, Friedman, Hoffman and
                  Goodman, LLP.
4.4(c)(4)         Warrant Agreement, dated as of November 17, 1993, by and
                  between the Registrant and Gerard Klauer Mattison & Co., Inc.
4.5(a)(5)         Form of Certificate of Designations of the Registrant's $17.00
                  Convertible Exchangeable Preferred Stock.
4.5(b)(6)         Form of Certificate of Designations of the Registrant's Series
                  A Preferred Stock.
4.6(5)            Form of Indenture with respect to the Registrant's 8 1/2%
                  Convertible Subordinated Debentures due October 1, 2014,
                  between the Registrant and Manufacturers Hanover Trust Company
                  as Trustee, including form of Convertible Debenture.
4.7(5)            Form of Indenture with respect to the Registrant's
                  Subordinated Debentures due October 1, 2014, between the
                  Registrant and Manufacturers Hanover Trust Company as Trustee,
                  including form of Debenture.
4.8(5)            Form of Indenture with respect to the Registrant's 8 1/2%
                  Senior Subordinated Notes, between the Registrant and
                  Continental Stock Transfer & Trust Company, as Trustee,
                  including form of Note.
4.9(5)            Form of Deposit Agreement between the Registrant and
                  Manufacturers Hanover Trust Company of California as
                  Depositary, including form of Depositary Receipt.
4.10(6)           Form of Rights Agreement, dated as of January 17, 1990,
                  between the Registrant and Mellon Securities Trust Company.
4.11(4)           Indenture, with respect to the Registrant's 8% Convertible
                  Subordinated Debentures due year 2000, between the Company and
                  Continental Stock Transfer & Trust Company, as Trustee,
                  including form of Debenture Note.
10.1(a)(7)*       Amended and Restated 1984 Employee Stock Option Plan.
10.1(b)(8)*       1994 Senior Management Stock Option Plan.
10.1(c)(9)*       Form of Agreement between each of Mark Goldman, William
                  Catron, Lou Novak, Gary Niles, Mark Shepherd, Ronald
                  Hirschfeld and H. Alan Gaudie and the Registrant.
10.1(d)(10)*      Form of Amendment No. 1 between each of Mark Goldman, William
                  Catron, Lou Novak, Gary Niles, Mark Shepherd, Ronald
                  Hirschfeld and H. Alan Gaudie and the Registrant.
10.1(e)*          1995 Non-Employee Directors' Stock Option Plan.
10.2*             Lewis Galoob Toys, Inc. Savings and Retirement Plan (Formerly
                  named the Lewis Galoob Toys, Inc. Profit Sharing Plan)
                  (Amendment and Restatement Effective January 1, 1987).
10.4(10)*         Severance Agreement, dated October 27, 1994, between Mark
                  Goldman and the Registrant.
10.5(12)*         Agreement, dated as of December 11, 1991, by and between
                  Martin Nussbaum and the Registrant.
10.6(a)(14)*      Agreement, dated July 15, 1995, between William G. Catron and the Registrant.

                  (a) 3. Exhibits
                         --------
10.6(b)(14)*      Agreement, dated July 15, 1995, between Loren Hildebrand and the Registrant.
10.6(c)(14)*      Agreement, dated July 15, 1995, between Ronald Hirschfeld and the Registrant.
10.6(d)(14)*      Agreement, dated July 15, 1995, between Gary J. Niles and the
                  Registrant.
10.6(e)(14)*      Agreement, dated July 15, 1995, between Louis R. Novak and the
                  Registrant.
10.6(f)(14)*      Agreement, dated July 15, 1995, between William B. Towne and the Registrant.
10.7(a)(4)        Securities Purchase Agreement, dated November 17, 1993, by and among the Registrant and the purchasers thereto (the
                  "Purchasers").
10.7(b)(4)        Registration Rights Agreement, dated as of November 17, 1993, by and among the Registrant and the Purchasers.
10.7(c)(4)        Loan and Security Agreement, dated as of April 1, 1993, by and among the Registrant and Congress Financial Corporation
                  (Central), including form of Revolving Loan Note.
10.7(d)(4)        First Amendment to Loan and Security Agreement, dated as of
                  November 17, 1993.
10.7(e)(10)       Amended and Restated Loan and Security Agreement, dated as of
                  March 31, 1995, by and among the Registrant and Congress
                  Financial Corporation (Central).
10.9(a)(12)       License Agreement, dated June 16, 1986, by and between
                  Funmaker, as Licensor and the Registrant, as Licensee.
10.9(b)(13)       License Agreement, dated May 4, 1990, by and among the
                  Registrant as Licensee, Codemasters Software Company, Ltd. and
                  Camerica Corporation, Limited.
10.9(c)(13)       Amendment No. 1 dated June 1991 to License Agreement dated May
                  4, 1990.
10.9(d)(13)       Amendment No. 2 dated December 23, 1991 to License Agreement, dated May 4, 1990.
10.9(e)(13)       European License Agreement, dated December 23, 1991, by and between Codemasters Software Company, Ltd. and the Registrant.
10.9(f)(13)       Third Amendment to United States License and First Amendment
                  to European License, dated November 4, 1992.
10.9(g)(10)       Fourth Amendment to United States License Agreement, dated
                  October 14, 1994.
10.10(12)         Agreement of Purchase and Sale, dated October 22, 1986, by and between ATC Building Company, as Seller, and the Registrant, as Buyer.
10.12(a)(1)       Lease Agreement, dated March 12, 1987, by and between Lincoln
                  Alvarado and Patrician Associates, Inc., as Lessor, and the
                  Registrant, as Lessee.
10.12(b)(11)      Amendment No. 1 to Lease Agreement.
10.12(c)          Lease Agreement, dated December 1, 1995, by and between 200
                  Fifth Avenue Associates as Lessor and the Registrant, as
                  Lessee.
11                Statement of Computation of Per Share Earnings.
12                Statement of Computation of Rate of Earnings to Fixed Charges
                  and Preferred Stock Dividends.
21                Subsidiaries of the Registrant.
23                Consent of Price Waterhouse LLP.
27                Financial Data Schedules

--------------------
(1) Incorporated by reference to the Registrant's Amendment No. 1 to Registration Statement on Form 8-B, filed with the Securities and Exchange Commission (the "Commission") on January 11, 1988.

(2) Incorporated by reference to the Registrant's Registration Statement on Form S-3, filed with the Commission on February 26, 1990.

(3) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, filed with the Commission on August 2, 1988.

(4) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1993, filed with the Commission on March 31, 1994.

(5) Incorporated by reference to the Registrant's Registration Statement on Form 8-A, filed with the Commission on October 6, 1989.

(6) Incorporated by reference to the Registrant's Registration Statement on Form 8-A, filed with the Commission on January 23, 1990.

(7) Incorporated by reference to the Registrant's Registration Statement on Form S-8, Registration No. 33-56585, filed with the Commission on November 23, 1994.

(8) Incorporated by reference to the Registrant's Registration Statement on Form S-8, Registration No. 33-56587, filed with the Commission on November 23, 1994.

(9) Incorporated by reference to the Registrant's Registration Statement on Form S-8, Registration No. 33-56589, filed with the Commission on November 23, 1994.

(10) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1994, filed with the Commission on March 31, 1995.

(11) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1991, filed with the Commission on March 30, 1992.

(12) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1986, filed with the Commission on March 31, 1987.

(13) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1992, filed with the Commission on March 31, 1993.

(14) Incorporated by reference to the Registrant's Statement on Form S-1, Registration No. 333- 00743, filed with the Commission on February 6, 1996.

*        Indicates exhibits relating to executive compensation.

(b)      Reports on Form 8-K

         The Company filed a Current Report on Form 8-K on February 12, 1996 with respect to the redemption of its Debentures and its intent to commence an exchange offer for the outstanding Preferred Shares.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LEWIS GALOOB TOYS, INC.
                                       (Registrant)

                                       By:  /s/ Mark D. Goldman
                                            -------------------
                                       Mark D. Goldman
                                       President and Chief Executive Officer

Dated:         March 11, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Title                                     Date
---------                         -----                                     ----
/s/ Mark D. Goldman               President, Chief                 March 11, 1996
-----------------------           Executive Officer and
Mark D. Goldman                   Director

/s/ Scott R. Heldfond             Director                         March 11, 1996
-----------------------
Scott R. Heldfond

/s/ Paul A. Gliebe, Jr.           Director                         March 11, 1996
-----------------------
Paul A. Gliebe, Jr.

/s/ Martin Nussbaum               Director                         March 11, 1996
-----------------------
Martin Nussbaum

/s/ S. Lee Kling                  Director                         March 11, 1996
-----------------------
S. Lee Kling

/s/ Andrew Cavanaugh              Director                         March 11, 1996
-----------------------
Andrew Cavanaugh

/s/ Roger Kowalsky                Director                         March 11, 1996
-----------------------
Roger Kowalsky

/s/ George Riordan                Director                         March 11, 1996
-----------------------
George Riordan

/s/ Hoffer Kaback                 Director                         March 11, 1996
-----------------------
Hoffer Kaback

/s/ William B. Towne              Executive Vice                   March 11, 1996
-----------------------           President, Finance
William B. Towne                  and Chief Financial Officer

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Lewis Galoob Toys, Inc.


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 20 present fairly, in all material respects, the financial position of Lewis Galoob Toys, Inc. and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP



San Francisco, California
February 8, 1996   (except as to Note R, which is as of February 12, 1996)

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                          (in thousands, except shares)

                                                                                      December 31,
                                                                                      ------------
                                                                                  1995          1994
                                                                                  ----          ----
ASSETS
------

CURRENT ASSETS:
   Cash and cash equivalents                                                   $   2,030     $   2,225
   Accounts receivable, net                                                       68,402        57,883
   Inventories                                                                    17,491        16,824
   Tooling and related costs                                                       8,311         8,379
   Prepaid expenses and other assets                                              10,348         5,492
                                                                               ---------     ---------
       TOTAL CURRENT ASSETS                                                      106,582        90,803

LAND, BUILDING AND EQUIPMENT, NET                                                  8,913         8,400

OTHER ASSETS                                                                       4,589         1,563
                                                                               ---------     ---------

                                                                               $ 120,084     $ 100,766
                                                                               =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Notes payable                                                               $  15,071     $   6,971
   Accounts payable                                                               17,141        14,973
   Accrued expenses                                                               14,547        14,939
   Income taxes payable                                                              731           499
   Current portion of long-term debt                                               4,422           202
                                                                               ---------     ---------
       TOTAL CURRENT LIABILITIES                                               $  51,912        37,584


LONG-TERM DEBT                                                                    14,000        18,414

SHAREHOLDERS' EQUITY:
   Preferred stock
      Authorized 1,000,000 shares
      Issued and outstanding 183,950 shares of $17 Convertible Exchangeable
      Preferred Stock at $200 liquidation value per share                         36,790        36,790
   Common Stock, par value $.01 per share
      Authorized 50,000,000 shares
      Issued and outstanding 10,089,961 shares in 1995 and
      10,055,089 shares in 1994                                                      101           101
   Additional paid-in capital                                                     31,579        31,506
   Retained earnings (deficit)                                                   (13,851)      (23,182)
   Cumulative translation adjustment                                                (447)         (447)
                                                                               ---------     ---------
       TOTAL SHAREHOLDERS' EQUITY                                                 54,172        44,768
                                                                               ---------     ---------
                                                                               $ 120,084     $ 100,766
                                                                               =========     =========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                  Years ended December 31,
                                                  ------------------------
                                               1995          1994           1993
                                               ----          ----           ----
Net revenues                              $ 220,044     $ 178,792     $ 134,334
Costs of products sold                      132,061       104,592        82,875
                                          ---------     ---------     ---------
Gross margin                                 87,983        74,200        51,459
                                          ---------     ---------     ---------
Operating expenses:

   Advertising and promotion                 31,240        30,616        23,537
   Other selling and administrative          35,868        26,974        25,640
   Research and  development                  7,886         7,288         7,451
   Variable stock option plan expense            --            --         4,046
                                          ---------     ---------     ---------
Total operating expenses                     74,994        64,878        60,674
                                          ---------     ---------     ---------
Earnings (loss) from operations              12,989         9,322        (9,215)

Net proceeds from Nintendo award                 --        12,124            --
Interest expense                             (3,429)       (2,609)       (1,836)
Other income, net                               439           365           136
                                          ---------     ---------     ---------
Earnings (loss) before income taxes           9,999        19,202       (10,915)
Provision for income taxes                      600           778             9
                                          ---------     ---------     ---------
Net earnings (loss)                           9,399        18,424       (10,924)
Preferred stock dividends in arrears          3,127         3,127         3,127
                                          ---------     ---------     ---------
Net earnings (loss) applicable to
     common shares                        $   6,272     $  15,297     $ (14,051)
                                          =========     =========     =========
Common shares and common share
     equivalents outstanding -average        10,451        10,111         9,548
Net earnings (loss) per common share:
     Primary                              $    0.60     $    1.51     $   (1.47)
     Fully Diluted                             0.60          1.41         (1.47)

The accompanying notes are an integral part of these Consolidated Financial Statements.

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                          (in thousands, except shares)

                                       Preferred Stock     Common Stock     Additional  Retained   Cumulative
                                       ---------------     ------------      Paid-In    Earnings   Translation
                                       Shares    Amts      Shares     Amts   Capital    (Deficit)  Adjustment     Total
                                       ------    ----      ------     ----   -------    ---------  ----------     -----
Balance at 12/31/92                    183,950  $36,790   9,472,057   $ 95  $ 26,425    $(30,652)    $(412)     $ 32,246

Net loss                                    --       --          --     --        --     (10,924)       --       (10,924)
Common stock issued                         --       --      89,800      1       343          --        --           344
Warrants issued                             --       --          --     --       525          --        --           525
Common stock received in exchange
    for shares issued and cancelled         --       --      (2,500)    --        --         (20)       --           (20)
Cumulative translation adj. and other       --       --          --     --        --          --        (9)           (9)
                                       -------  -------  ----------   ----  --------    --------     -----      --------
Balance at 12/31/93                    183,950   36,790   9,559,357     96    27,293     (41,596)     (421)       22,162

Net earnings                                --       --          --     --        --      18,424        --        18,424
Common stock issued, net                    --       --      47,000      1       161          --        --           162
Termination of 1992 Plan                    --       --     449,732      4     4,042          --        --         4,046
Common stock received in exchange
   for shares issued and cancelled          --       --      (1,000)    --        10         (10)       --            --
Cumulative translation adj. and other       --       --          --     --        --          --       (26)          (26)
                                       -------  -------  ----------   ----  --------    --------     -----      --------
Balance at 12/31/94                    183,950   36,790  10,055,089    101    31,506     (23,182)     (447)       44,768

Net earnings                                --       --          --     --        --       9,399        --         9,399
Common stock issued, net                    --       --      58,751     --       228          --        --           228
Common stock received in exchange for
   shares issued and cancelled              --       --     (11,202)    --      (155)        (68)       --          (223)
Reclamation of shares                       --       --     (12,677)    --        --          --        --            --
                                       -------  -------  ----------   ----  --------    --------     -----      --------
Balance at 12/31/95                    183,950  $36,790  10,089,961   $101  $ 31,579    $(13,851)    $(447)     $ 54,172
                                       =======  =======  ==========   ====  ========    ========     =====      ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (in thousands, except shares)

                                                                              Years ended December 31,
                                                                              ------------------------
                                                                          1995         1994         1993
                                                                          ----         ----         ----
CASH FLOW FROM OPERATING ACTIVITIES:
    Net earnings (loss)                                                 $  9,399     $ 18,424     $(10,924)
    Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
          Depreciation                                                       528          628          682
          Variable stock option plan accrual                                  --           --        4,046
          Changes in assets and liabilities:
          Accounts receivable                                            (10,519)     (24,500)       2,523
          Inventories                                                       (667)      (3,845)         691
          Tooling and related costs                                           68       (3,359)      (2,212)
          Prepaid expenses and other current assets                       (4,856)       1,849          285
          Accounts payable                                                 2,168        4,140        1,449
          Accrued expenses                                                  (392)          67       (3,002)
          Income taxes payable                                               232          217         (549)
          Other assets                                                    (3,026)        (168)        (437)
                                                                        --------     --------     --------
        Net cash (used in) provided by operating activities               (7,065)      (6,547)      (7,448)
                                                                        --------     --------     --------
CASH FLOW FROM INVESTING ACTIVITIES:
    Investment in land, building and equipment, net                       (1,041)        (466)         (82)
                                                                        --------     --------     --------
        Net cash (used in) provided by investing activities               (1,041)        (466)         (82)
                                                                        --------     --------     --------
CASH FLOW FROM FINANCING ACTIVITIES:

    Net borrowings (repayments) under notes payable                        8,100        6,971       (5,698)
    Borrowings under long-term debt agreement                                 --           --       14,000
    Repayments under long-term debt agreements                              (194)        (194)        (191)
    Proceeds from issuance of common stock, net                                5          162          324
    Other, net                                                                --          (26)          (9)
                                                                        --------     --------     --------
        Net cash provided by (used in) financing activities                7,911        6,913        8,426
                                                                        --------     --------     --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (195)        (100)         896

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             2,225        2,325        1,429
                                                                        --------     --------     --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                $  2,030     $  2,225     $  2,325
                                                                        ========     ========     ========

  Supplemental disclosure of non-cash activity:

        In 1994, the Company issued 449,732 shares of common stock in connection with the termination of the 1992 Senior
        Management Stock Option Plan. (See Note O).

  Supplemental disclosure of cash flow information:

    Cash paid for interest                                              $  3,050     $  2,656     $  1,604

    Cash paid for income taxes                                          $    390     $    822     $    574


The accompanying notes are an integral part of these Consolidated Financial Statements.

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years ended December 31, 1995, 1994 and 1993

NOTE A - Summary of Significant Accounting Policies

Organization and Business

The Company has been engaged in business since 1957 and was originally incorporated in California on November 6, 1968 and reincorporated in Delaware on August 28, 1987. The Company is engaged in the design, development, marketing and distribution of high quality toys worldwide. The Company's products are primarily manufactured in the People's Republic of China ("China").

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                  Years ended December 31, 1995, 1994 and 1993

Inventories

Inventories are stated at lower of cost (first-in, first-out) or market.

Tooling and Related Costs

Costs incurred for tooling and package design are deferred and amortized over the life of the products, which range from one to two years.

Prepaid Expenses

Prepaid expenses include costs such as those incurred in the creation of television commercials which are deferred and amortized over their lives which is estimated to be one year or the period the commercial is used, if shorter. On January 1, 1995, the Company implemented SOP 93-7 "Reporting on Advertising Costs." Implementation of the new standard had no material impact on the financial statements. Prepaid expenses also include prepaid insurance, prepaid samples, prepaid advertising media, and royalty advances.

Land, Building and Equipment

Land, building and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. Amortization of leasehold improvements is provided using the straight-line method over the estimated useful lives of the assets, or the term of the applicable lease, whichever is less. Estimated useful lives are 35 years for building and building improvements, 1 to 12 years for leasehold improvements, 5 years for office furniture, fixtures and equipment (including computer equipment), and 3 to 6 years for vehicles.

For the year ended December 31, 1995, the Company implemented SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets". Implementation of SFAS No. 121 has been determined to have no material impact on the financial statements.

Income Taxes

In 1993, the Company retroactively adopted SFAS 109, "Accounting for Income Taxes". SFAS 109 prescribes an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. Previously, the Company used the SFAS 96 asset and liability approach that gave no recognition to future events other than the recovery of assets and settlement of liabilities at their carrying amounts. Adoption of SFAS 109 did not have a material effect on the financial statements.

Earnings Per Share

Primary earnings per share is based on the net earnings (loss) applicable to common shares, after providing for the dividends in arrears on the preferred stock, for the year divided by the weighted average number of common and common equivalent shares outstanding. Primary earnings per share for the years ended December 31, 1995 and 1994 have been adjusted by common equivalent shares resulting from the assumed exercise of common stock options and stock warrants. Primary earnings per share for the year ended 1993 has not been adjusted by common equivalent shares since the effect would be anti-dilutive. Fully diluted earnings per share for the year

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                  Years ended December 31, 1995, 1994 and 1993

ended 1994 includes the effect of the assumed conversion of the $17 Convertible Exchangeable Preferred Stock and the 8% Convertible Subordinated Debentures into common stock. Fully diluted earnings per share for the years ended December 31, 1995 and 1993 were the same as primary earnings per share since the effect of the assumed conversion is anti-dilutive.

Recent Accounting Pronouncement

In 1995, the FASB issued a new standard, SFAS No. 123, "Accounting for Stock-Based Compensation", which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock options and similar equity instruments under APB Opinion 25, "Accounting for Stock Issued to Employees". Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. The Company has not determined which method it will follow in the future. The Company will be required to adopt the new standard for the year ending December 31, 1996.

NOTE B - Accounts Receivable, Net

                                                           (in thousands)
                                                            December 31,
                                                            ------------

                                                       1995             1994
                                                       ----             ----
Trade receivables                                    $76,834          $65,757
Provisions for:
   Advertising allowances                             (5,800)          (2,900)
   Return of defective goods                            (700)            (900)
   Markdowns and discounts                            (2,975)          (3,400)
   Doubtful accounts                                    (507)            (897)
                                                     -------          -------
        Net trade receivables                         66,852           57,660
Other receivables                                      1,550              223
                                                     -------          -------
                                                     $68,402          $57,883
                                                     =======          =======


NOTE C - Inventories

                                                           (in thousands)
                                                            December 31,
                                                            ------------

                                                       1995             1994
                                                       ----             ----
Finished goods                                       $17,023           $15,596
Raw materials and parts                                  468             1,228
                                                     -------           -------
                                                     $17,491           $16,824
                                                     =======           =======

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                  Years ended December 31, 1995, 1994 and 1993

NOTE D - Land, Building and Equipment, Net

                                                           (in thousands)
                                                            December 31,
                                                            ------------

                                                       1995             1994
                                                       ----             ----
Land and building                                    $ 9,567           $ 9,564
Office furniture, fixtures and
equipment                                              4,646             4,360
Leasehold improvements                                 1,267               787
Vehicles                                                 104               104
                                                     -------           -------
                                                      15,584            14,815
Less accumulated depreciation                          6,671             6,415
                                                      ------            ------
                                                     $ 8,913           $ 8,400
                                                     =======           =======

NOTE E - Notes Payable

On March 31, 1995, the Company entered into an amended and restated loan and security agreement (the "New Agreement") with Congress Financial Corporation (Central) (the "Lender"). The New Agreement extends through March 31, 1997 and provides a line of credit of $40 million, with provision to increase the line to $60 million at the option of the Company. Borrowing availability is determined by a formula based on qualified assets. The interest is at prime rate plus 1%. In consideration for entering into the New Agreement, the Company paid a $100,000 fee; additional fees will be paid if the Company exercises its option to increase the line. The Company has also agreed to pay an unused line fee of 0.25% and certain management fees. The New Agreement provides that the preferred dividend payment may not be made without the prior consent of the Lender. The deferred loan fee is included in other assets and is being amortized using a straight-line method over the term of the loan.

The maximum outstanding borrowings, average outstanding balances and weighted average rates of interest for notes payable were as follows:

                                                           (in thousands)

                                                       1995             1994
                                                       ----             ----
Maximum outstanding at month end                     $30,235           $18,209

Average outstanding amount during the year            14,211             4,184
Weighted average interest rate for the year            10.4%             11.2%

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                  Years ended December 31, 1995, 1994 and 1993

NOTE F - Income Taxes

Earnings (loss) before income taxes and the provision for income taxes are as follows:

                                                       (in thousands)
                                                  Years ended December 31,
                                                  ------------------------
                                                1995      1994         1993
                                                ----      ----         ----
Earnings (loss) before income taxes:

     Domestic                                  $9,288    $18,861     $(10,806)
     Foreign                                      711        341         (109)
                                               ------    -------     --------
                                               $9,999    $19,202     $(10,915)
                                               ======    =======     ========
Provision for income taxes:
Current:
     Federal                                   $  187    $   490     $     --
     State                                        278        201           --
     Foreign                                      135         87            9
                                               ------    -------     --------
                                                  600        778            9
Deferred:
     Federal                                       --         --           --
     State                                         --         --           --
     Foreign                                       --         --           --
                                               ------    -------     --------
                                               $  600    $   778     $      9
                                               ======    =======     ========

Deferred tax liabilities (assets) consist of the following:

                                                             (in thousands)
                                                        Years ended December 31,
                                                        ------------------------
                                                      1995        1994        1993
                                                      ----        ----        ----
Prepaid expenses                                    $ 2,475     $ 1,586     $  2,065
Other temporary differences                             766         705          647
                                                    -------     -------     --------

Gross deferred tax liabilities                        3,241       2,291        2,712
                                                    -------     -------     --------

Accrued expenses                                       (613)       (939)      (1,377)
Defectives provision                                   (245)       (315)        (560)
Other temporary differences                          (3,244)     (2,970)      (1,936)

Net operating loss carryforwards                     (2,567)     (4,037)     (11,128)
Research and development tax credit carryforward       (765)       (765)        (765)
Other                                                (1,027)       (944)        (765)
                                                    -------     -------     --------
Gross deferred tax assets                            (8,461)     (9,970)     (16,531)
                                                    -------     -------     --------
Deferred tax assets valuation allowance               5,220       7,679       13,819
                                                    -------     -------     --------
                                                    $    --     $    --     $     --
                                                    =======     =======     ========

A deferred tax valuation allowance has been recorded for the net operating loss carryforwards and other credits which may not be utilized. The net change in the valuation allowance for deferred tax assets was an increase (decrease) of ($2,459,000), ($6,140,000) and $1,648,000 in 1995, 1994 and 1993, respectively.

At December 31, 1995, the Company had federal net operating loss carryforwards for income tax purposes of approximately

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                  Years ended December 31, 1995, 1994 and 1993


$7,300,000. The carryforwards expire in different years through the year 2008. The Company also has federal minimum tax credit carryforwards of $1,028,000 that are allowed to be carried forward indefinitely and federal research and development credits of $765,000, which will expire in different years through the year 2003. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of operating loss carryforwards which can be utilized.

The provision for income taxes differs from the provisions determined by applying the applicable U.S. statutory federal income tax rates to pretax income as a result of the following differences:

                                                             Years ended December 31,
                                                           -----------------------------
                                                            1995       1994       1993
Federal income taxes (benefit)
    at the U.S. statutory rate                              35.0%      35.0%     (34.0%)

Increase (decrease) in income taxes resulting from:
        Effects of U.S. and foreign income
        taxes on foreign operations                         (1.1 )     (0.2 )      0.1

        State income taxes, net of loss carryforwards,
        less federal tax benefits                            2.8        0.9         --

        Benefit of reversing temporary differences for
        which benefits were not previously recorded        (20.9 )       --         --

        Loss carryback/carryforward                        (13.8 )    (31.6 )     34.0

    Other                                                    4.0         --         --
                                                            ----       ----       ----

                                                             6.0%       4.1%       0.1%
                                                            ====       ====       ====

During 1993, the Company settled with the Internal Revenue Service ("IRS") and the California Franchise Tax Board ("CFTB") regarding audits of the years 1982 through 1990 for federal purposes and 1983 through 1989 for California purposes. The Company adequately provided for the amounts settled with the IRS and the CFTB.

No domestic deferred taxes have been provided on unremitted earnings of the foreign subsidiary. All such earnings are expected to be reinvested in the subsidiary. Undistributed earnings for which the Company has not provided taxes, which may be payable on distribution, were approximately $5,200,000 as of December 31, 1995. No foreign taxes will be withheld on the distribution of the untaxed earnings.

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                  Years ended December 31, 1995, 1994 and 1993

NOTE G - Leases

The Company leases its domestic warehouse and showroom facilities, and its facilities in Hong Kong. The leases have been classified as operating leases and are for terms expiring at various dates through 2000. Under the terms of the facility leases, rents are adjusted annually for changes in the consumer price index and increases in property taxes. The Company has a lease option on the domestic warehouse to renew for one five-year term.

Future minimum lease payments for all noncancellable operating leases as of December 31, 1995 (in thousands) are as follows:

              Years ending December 31,
                        1996                    $  972
                        1997                       869
                        1998                       772
                        1999                       636
                        2000                       323
                                                ------
                                                $3,572
                                                ======

Net rental expense for the years ended December 31, 1995, 1994 and 1993 was $1,988,164, $1,515,000 and $1,449,000, respectively.

NOTE H - Royalty Contracts

The Company has future minimum royalty guarantee payments as of December 31, 1995 (in thousands) as follows:

              Years ending December 31,
                        1996                    $3,067
                        1997                     1,915
                        1998                       340
                        1999                       500
                                                ------

                                                $5,822
                                                ======

NOTE I - Accrued Expenses

                                                              (in thousands)
                                                               December 31,
                                                               ------------
                                                            1995          1994
                                                            ----          ----
Accrued advertising                                       $    --        $   272
Accrued royalties                                           6,003          6,039
Accrued compensation and commissions                        4,814          3,875
Accrued freight and duty                                      495          1,483
Accrued interest                                            1,139          1,108
Accrued inventory purchase commitments                      1,450          1,320
Other accrued expenses                                        646            842
                                                          -------        -------
                                                          $14,547        $14,939
                                                          =======        =======

During 1995, the Company settled with the United States Customs Service ("Customs") regarding the audit of duty due on importations of goods into the United States of the years 1988 through 1991. The Company adequately provided for the amount settled with Customs.

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                  Years ended December 31, 1995, 1994 and 1993

NOTE J - Long-Term Debt

                                                                      (in thousands)
                                                                       December 31,
                                                                       ------------
                                                                     1995       1994
                                                                     ----       ----
8% Convertible Subordinated Debentures due and payable on
     November 30, 2000, interest paid semi-annually                 $14,000    $14,000
Mortgage secured by headquarters land and building, payable
     in monthly installments of $55,314 (principal and interest)
     through November 30, 1996 when the remaining outstanding
     balance is due, interest rate 10.3%                              4,422      4,616
                                                                    -------    -------
                                                                     18,422     18,616
Current portion                                                       4,422        202
                                                                    -------    -------
                                                                    $14,000    $18,414
                                                                    =======    =======

On November 17, 1993, the Company issued in a private placement $14 million in principal amount of 8% Convertible Subordinated Debentures (the "8% Debentures"), at par. The interest is to be paid semi-annually. The 8% Debentures mature on November 30, 2000 and are convertible into shares of the Company's common stock at $9.26 calculated based upon 115% of the average of the Company's closing common stock price for the ten business days ending November 12, 1993. In connection with the 8% Debentures, the Company paid a commission to its investment bankers of $560,000 and issued warrants for 150,000 shares, which were valued at $525,000 and recorded as additional paid-in capital. These deferred loan costs are included in other assets and are amortized using a straight-line method over the term of the loan. (See Note R.)

NOTE K - Major Customers

The Company had transactions with one customer, Toys "R" Us, Inc. that accounted for approximately 20% of net revenues in 1995 and 21% of net revenue in 1994 and 1993, respectively. Wal-Mart accounted for approximately 11% of net revenues in 1995.

NOTE L - Profit Sharing Plan

The Company has a 401(k) profit sharing plan covering all non-union full-time employees. The plan is qualified under Section 401(a) of the Internal Revenue Code so that contributions to the plan by the Company are not taxable until distributed to employees. Contributions under the plan are at the discretion of the Board of Directors and are subject to the amounts allowable under applicable provisions of the Internal Revenue Code. No Company contributions have been made in 1995, 1994 or 1993.

NOTE M - Litigation

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

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                  Years ended December 31, 1995, 1994 and 1993


Nintendo's original trademark claim and the Company's original anti-trust cross-claim against Nintendo were severed from the copyright claims that were adjudicated on July 3, 1991. On January 18, 1995 these claims were dismissed with prejudice by Nintendo and Galoob, respectively. The Nintendo Game Genie infringement lawsuit is now complete.

The Company is involved in various other litigation and legal matters which are being defended and handled in the ordinary course of business. None of these matters is expected to result in outcomes having a material adverse effect on the Company's consolidated financial position or results of operation.

NOTE N - Shareholders' Equity

In 1989, the Company issued 183,950 authorized shares of $17 Convertible Exchangeable Preferred Stock with a $200 liquidation value (the "Preferred Stock") and deposited them with a U.S. Bank (the "Depositary") and sold in a public offering an aggregate of 1,839,500 Depositary Convertible Exchangeable Preferred Shares (the "Depositary Shares") at a price of $20 per share. Each Depositary Share represents 1/10th share of Preferred Stock and has a cumulative dividend rate of $1.70 per annum, payable quarterly, and may be converted into common stock at the option of the holders at an initial price of $16.875 per share of common stock.

The Depositary Shares are redeemable in whole or in part at any time, at the option of the Company, at redemption prices ranging from $21.36 to $20.00 plus dividends accrued and unpaid to the redemption date, provided certain redemption requirements are met which are based on the market price of the Company's common stock.

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

On June 10, 1992, the Company announced it would not pay the July 1, 1992 $0.425 per share quarterly dividend on its Depositary Shares which represent shares of the Company's Preferred Stock. The Company has not paid the subsequent quarterly dividends. As of January 1, 1996, the dividend was cumulatively fifteen quarters in arrears, representing a total dividend arrearage of $11.7 million. By the terms of the Certificate of Designations for the Company's Preferred Stock, the Company is not legally obligated to pay any such arrearage. The Company has consistently maintained that it is not in its best interest to reinstate the dividend until the Company has generated consistent net income from operations and continuation of such profitability can be reasonably expected. Based upon recent results, the Company has been evaluating its alternatives with regard to the Preferred Stock. The net earnings (loss) per share calculation includes a provision for the Preferred Stock dividends in arrears. No common stock dividends may be paid unless all Preferred Stock dividend payments are current. As a result of the cumulative dividend being six or more quarters in arrears, on July 15, 1994 the holders of the Preferred Stock exercised their right to elect two directors. (See Note R.)

In 1990, the Company adopted a Stockholder Rights Plan and declared a dividend distribution of one Right for each outstanding share of common stock. Each Right will entitle holders of the Company's common stock to buy one-thousandth of a share of Series A Preferred Stock of the Company at an exercise price of $43.00, subject to adjustment. The Rights will be exercisable only if a person or group acquires beneficial ownership of 20% or more of the common stock (other than pursuant to certain transactions involving the Company) (an "Acquiring Person") or announces a tender or exchange offer that would result in such person or group beneficially owning 20% or more of the common stock (other than a tender or

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                  Years ended December 31, 1995, 1994 and 1993

exchange offer for all outstanding shares at a price determined by the non-affiliated directors to be fair).

If any person becomes the beneficial owner of 20% or more of the common stock (other than pursuant to certain transactions involving the Company or a tender or exchange offer for all outstanding shares at a price determined by the non-affiliated directors to be fair), or an Acquiring Person engages in certain "self-dealing" transactions including a merger in which the Company is the surviving corporation, each Right not owned by such Acquiring Person will enable its holder to purchase, at the Right's then-current exercise price, shares of the common stock (or, in certain circumstances, cash, property or other securities of the Company) having a value of twice the Right's exercise price. In addition, if the Company is acquired in a merger or other business combination transaction in which the Company is not the surviving corporation, or if the Company sells or transfers 50% or more of its assets or earning power, each Right not owned by such Acquiring Person will entitle its holder to purchase, at the Right's then-current exercise price, common shares of the acquiring company having a value of twice the Right's exercise price.

The Rights will expire January 17, 2000 or they may be redeemed by the Company at $.01 per share prior to that date. The Rights do not have voting or dividend rights and, until they become exercisable, have no dilutive effect on the earnings of the Company.

NOTE O - Stock Options and Warrants

The Board of Directors and the shareholders adopted an Employee Stock Option Plan in 1984 (the "1984 Plan"). During 1994, the 1984 Plan was amended to extend the plan until April 20, 2004 and to increase the aggregate number of shares available under the 1984 Plan. The 1984 Plan authorizes the Board of Directors to grant to officers and employees of the Company and certain of its subsidiaries options to purchase up to an aggregate of 1,589,997 common shares. Stock options are exercisable in accordance with the determination of the Board of Directors made at the time of their grant, and expire not more than ten years after the date of grant. Stock options granted under the 1984 Plan in 1995, 1994 and 1993 were at 100% of market price.

As of December 31, 1995, 241,029 shares remain available for future grants.

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                  Years ended December 31, 1995, 1994 and 1993


Stock option activity pursuant to the 1984 Plan is summarized as follows:

                                          1995            1994           1993
                                          ----            ----           ----
Options outstanding:
    At January 1                        331,899         275,399         320,608
    Granted                             320,000         161,000         120,000
    Exercised                           (60,575)        (97,000)        (14,800)
    Cancelled                           (19,824)         (7,500)       (150,409)
                                        -------         -------         -------
    At December 31                      571,500         331,899         275,399
                                        =======         =======         =======
Options exercisable:
    At December 31                      201,500         181,899         174,149
                                        =======         =======         =======

Option prices per share:
    Granted                         $5.75-11.88      $5.75-8.38      $3.25-7.38
    Exercised                         3.00-6.25       3.25-5.63            3.00
    Cancelled                         3.00-6.13       3.00-6.13       3.00-6.38


In 1992, the Board of Directors and the shareholders adopted the 1992 Senior Management Stock Option Plan (the "1992 Plan"), a variable stock option plan. Under the 1992 Plan 800,000 shares were reserved and options for 800,000 shares were issued and outstanding at December 31, 1993. These options vest over three years and expire after ten years. The initial exercise prices were $5.625 for 700,000 shares and $3.25 for 100,000 shares, respectively, the market prices on the dates granted. The exercise prices were adjusted downward on a pro-rata basis as the trading price of the stock increased above the initial exercise price so that the exercise price would be $ .01 when the trading price of the stock was $19.00.

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

The Company believed that the application of GAAP could have resulted in large and repeated future distortion to reported quarterly earnings of the Company, based on fluctuations in the stock price so long as the 1992 Plan remained in effect. Therefore, on January 26, 1994, the Board of Directors of the Company ("Board") terminated the 1992 Plan, subject to shareholder approval. In connection with the termination of the 1992 Plan, the Company recorded an accrued liability on its balance sheet at December 31, 1993 in the amount of $4,046,000 and recorded a non-recurring, non-cash charge to earnings. In addition, in connection with the termination of the 1992 Plan, the Company granted an aggregate of 449,732 shares of common stock to the holders of the cancelled options, also subject to shareholder approval. In the second quarter of 1994, subsequent to the approval by the shareholders, the Company eliminated the accrued liability of $4,046,000 and increased shareholders' equity by the same amount for the common stock issued. In 1995, 12,677 of the granted shares were reacquired by the Company at no cost per the terms of the 1992 Plan.

Also, on January 26, 1994 the Board adopted the 1994 Senior Management Stock Option Plan (the "1994 Plan"), subject to shareholder approval. Each holder of options under the 1992 Plan was granted new options with an option exercise price of $9.00, the trading price of the common stock of the Company at the time of the Board actions. The shareholders approved the 1994 Plan in June 1994. As of December 31, 1995, there are outstanding options to purchase 742,592 shares under the 1994 Plan. During 1995, the shareholders adopted the 1995 Non-Employee Directors Stock Option Plan (the "1995 Plan"). The 1995 Plan provides for the automatic granting annually to each non-employee director options immediately exercisable into 2,000 shares of common stock at the fair market value on the grant date. Options were granted on July 1, 1995 and will

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                  Years ended December 31, 1995, 1994 and 1993

be granted on each January 1 thereafter. The maximum number of share options under the 1995 Plan is 160,000. As of December 31, 1995, there were outstanding options to purchase 16,000 shares at an exercise price of $8.00 per share.

On July 7, 1988, in consideration for entering into a credit agreement, the Company issued warrants to purchase 785,732 shares of common stock at an exercise price of $4.50 per share. One half of the warrants issued on July 7, 1988 were repurchased on May 25, 1989 for $400,000. On December 11, 1991, the Company issued warrants to purchase 25,000 shares of common stock at an exercise price of $4.375 per share. On November 17, 1993, the Company issued warrants relating to the 8% Debentures to purchase 150,000 shares of common stock at an exercise price of $9.50 per share.

NOTE P - Related Party Transactions

The Company has retained the legal services of Shereff, Friedman, Hoffman & Goodman, LLP in recent years. One of the Company's directors is a partner of Shereff, Friedman, Hoffman & Goodman, LLP. The total amount of fees paid to Shereff, Friedman, Hoffman & Goodman, LLP in 1995 and 1994 were approximately $0.3 million and $0.4 million, respectively, exclusive of the director's fees paid to Martin Nussbaum, a partner in the firm of Shereff, Friedman, Hoffman & Goodman, LLP, as compensation for his service as Chairman of the Executive Committee of the Board of Directors.

The Company has retained the insurance brokerage services of Rollins Hudig Hall ("RHH") in recent years. One of the Company's directors is the President and Chief Executive Officer of Rollins Real Estate/Investment, a division of RHH. The total amount of insurance premiums paid to RHH in 1995 and 1994 were approximately $1.3 million and $1.4 million, respectively.

In 1994, the Company sold its minority interest in Galoob Toys Canada, Inc., which continues to act as the Company's distributor in Canada and which accounted for less than 5% of the Company sales.

NOTE Q - Disclosure About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

-      Current Assets and Current Liabilities
       The carrying value of cash, cash equivalents, accounts receivables, short-term borrowings, accounts payable and accrued expenses approximate fair value because of their short maturity.

-      Long-Term Debt
       The fair value of the Company's long-term debt is estimated based on the quoted market price of the underlining common stock which would be received upon conversion. At December 31, 1995, the carrying amount and estimated fair value of long-term debt are $14.0 million and $17.8 million, respectively.

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                  Years ended December 31, 1995, 1994 and 1993



NOTE R - Subsequent Events

On February 12, 1996, the Company announced that it was calling for redemption of its 8% Convertible Subordinated Debentures originally due November 30, 2000 (the "Debentures"), and was commencing an exchange offer for its Depositary Convertible Exchangeable Preferred Shares (the "Preferred Shares").

Under the terms of the redemption, the $14,000,000 Debentures now outstanding will be redeemed on or about March 22, 1996, unless converted into the Company's Common Stock by the holders prior to the redemption date. Until the redemption date, the Debentures are convertible into an aggregate of 1,511,873 shares of Common Stock at the rate of $9.26 principal amount for each share of Common Stock. The Company became entitled to redeem the Debentures when the average closing price of its Common Stock for twenty consecutive days exceeded 150% of the conversion price.

Under the terms of the exchange offer, the Company will offer to exchange 1.85 shares of Common Stock for each of the 1,839,500 Preferred Shares currently outstanding. The exchange offer has an expiration date of March 29, 1996, and is conditioned on, among other things, the receipt of valid tenders from the holders of at least 75 percent of the outstanding Preferred Shares.

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                  Years ended December 31, 1995, 1994 and 1993



NOTE S - Segment Information

The Company's operations are in one industry segment: the sale of toys primarily to major retail outlets. The Company operates in two primary geographic areas, the U.S. and Europe, and there are no sales between geographic areas.

Information about the Company's operations in different geographic locations are as follows:

                                               (in thousands)

                                                      1995               1994               1993
                                                      ----               ----               ----
United States
  Non-affiliated customer revenue                     $139,373        $119,702         $ 88,821
  Earnings (loss) from operations                        9,837           6,383           (1,341)
  Identifiable assets                                  111,639          87,653           61,706

Foreign
  Non-affiliated customer revenue                       80,671          59,090           45,513
  Earnings (loss) from operations                        3,152           2,939           (7,874)
  Identifiable assets                                    8,445          13,113            9,299

Consolidated
  Net revenues                                         220,044         178,792          134,334
                                                       ========        =======          =======
  Earnings (loss) from operations                       12,989           9,322           (9,215)
  Net proceeds from Nintendo award                          --          12,124               --
  Interest Expense                                      (3,429)         (2,609)          (1,836)
  Other income, net                                        439             365              136
                                                       -------         --------        --------
  Earnings (loss) before income taxes                 $  9,999        $ 19,202         $(10,915)

 Identifiable assets                                  $120,000        $100,766         $ 71,005

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                  Years ended December 31, 1995, 1994 and 1993


NOTE T - Quarterly Financial Data (Unaudited)

Quarterly financial data for 1995 and 1994 are summarized in the following table:

                    (in thousands, except per share amounts)

                                                           Net   Net Earnings
                            Net          Gross        Earnings     (Loss) Per
                       Revenues         Margin          (Loss)   Common Share
                       --------         ------          ------   ------------
1995
----
1st Quarter             $33,341        $10,853        $(4,171)        $(0.49)
2nd Quarter              38,219         11,131         (4,087)         (0.48)
3rd Quarter              65,518         25,149          6,837           0.58
4th Quarter              82,966         40,850         10,820           0.93

1994
----
lst Quarter             $30,235        $12,673        $(1,648)        $(0.25)
2nd Quarter              33,720         12,601          9,753           0.91
3rd Quarter              50,273         19,937          3,909           0.30
4th Quarter              64,565         28,994          6,410           0.55

                                                                   SCHEDULE VIII

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (in thousands)

                                           Additions
                            Balance at     Charged to                   Balance
                            Beginning      Costs and                    At End
Description                 of Period      Expenses      Deductions     Of Period
-----------                 ----------     ----------    ----------     ---------
Year ended 12/31/95
-------------------
Provisions for returns
and allowance                 $8,097        $12,707        $10,822        $9,982

Year ended 12/31/94
-------------------
Provisions for returns
and allowance                  5,249         11,979          9,131         8,097

Year ended 12/31/93
-------------------
Provisions for returns
and allowance                  6,031          5,516          6,298         5,249

See Note B of Notes to Consolidated Financial Statements.

                                                                      SCHEDULE X

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                 (in thousands)

Items                                         1995           1994           1993
-----                                         ----           ----           ----
Maintenance and repairs                            *              *              *
Depreciation and amortization of
     intangible assets, pre-operating
    costs and similar deferrals                    *              *              *
Taxes, other than payroll and
    income taxes                                   *              *              *
Royalties                                    $16,326        $13,498        $11,337
Advertising and promotion                     31,240         30,616         23,537


* Less than 1% of total sales.

                                EXHIBIT INDEX
                                -------------
Exhibit
  No.                              Description
-------                            -----------

10.1(e)           1995 Non-Employee Directors' Stock Option Plan.

10.2 Lewis Galoob Toys, Inc. Savings and Retirement Plan (Formerly named the Lewis Galoob Toys, Inc. Profit Sharing Plan) (Amendment and Restatement Effective January 1, 1987).

10.12(c) Lease Agreement, dated December 1, 1995, by and between 200 Fifth Avenue Associates as Lessor and the Registrant, as Lessee.

11                Statement of Computation of Per Share Earnings.

12 Statement of Computation of Rate of Earnings to Fixed Charges and Preferred Stock Dividends.

21                Subsidiaries of the Registrant.

23                Consent of Price Waterhouse LLP.

27                Financial Data Schedules