Form 10-K/A
period 1995-12-31
GALOOB LEWIS TOYS INC /DE/
filed 1996-04-26
CIK 751968

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                            -------------------

                                FORM 10-K/A

                               -------------

                              Amendment No. 1

[x] AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required) For the fiscal year ended December 31, 1995

                                     or

[_] AMENDMENT TO TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the transition period from ___________ to ___________

                      Commission file number:  1-9599

                          LEWIS GALOOB TOYS, INC.
- ---------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)

               Delaware                             94-1716574
- -------------------------------------  -----------------------------------
   (State or Other Jurisdiction of        (I.R.S. Employer Identification
    Incorporation or Organization)                     No.)

                            500 Forbes Boulevard
                        So. San Francisco, CA  94080
                               (415) 952-1678
- ---------------------------------------------------------------------------
(Address, Including Zip Code, and Telephone Number, Including Area Code, of
                 Registrant's Principal Executive Offices)

        Securities registered pursuant to Section 12(b) of the Act:

                                               Name of Each Exchange
         Title of Each Class                    on Which Registered
- -------------------------------------  -----------------------------------

Common Stock, Par Value $.01 Per       New York Stock Exchange
Share

Depositary Convertible Exchangeable    New York Stock Exchange
Preferred Shares (each representing
1/10th of a share of $17.00
Convertible Exchangeable Preferred
Stock)

        Securities registered pursuant to Section 12(g) of the Act:

                                    None
- ---------------------------------------------------------------------------
                              (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  [x]   No  [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_].

Aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of March 1, 1996, computed by reference to the closing sale price of the registrant's Common Stock on the New York Stock Exchange Stock Exchange on such date:
$155,000,000.

On March 1, 1996, the registrant had outstanding 10,101,241 shares of Common Stock, par value $.01 per share, which is the registrant's only class of common stock.

                   DOCUMENTS INCORPORATED BY REFERENCE:

                                    NONE

                                EXPLANATORY NOTE

               This report on Form 10-K/A amends and restates in their entirety the following items of the Annual Report on Form 10-K of Lewis Galoob Toys, Inc. (the "Company") for the fiscal year ended December 31, 1995.

                                    PART III

     Item 10.  Directors and Executive Officers of the Registrant.
     -------   --------------------------------------------------
               As of March 1, 1996, the directors and executive officers of the Company, their ages, the positions held by them and the periods during which they have served in such positions were as follows:


     NAME                          AGE  POSITION
     ----                          ---  --------
     Mark D. Goldman               45   President, Chief Executive
                                        Officer and Director

     William G. Catron             50   Executive Vice President,
                                        General Counsel, Chief Administrative
                                        Officer and Secretary

     Loren Hildebrand              56   Executive Vice President,
                                        Sales

     Ronald Hirschfeld             45   Executive Vice President,
                                        International Sales and Marketing

     Gary J. Niles                 56   Executive Vice President,
                                        Marketing and Product Acquisition

     Louis R. Novak                47   Executive Vice President and
                                        Chief Operating Officer

     William B. Towne              51   Executive Vice President, Finance
                                        and Chief Financial Officer

     John C. Beuttell              48   Senior Vice President, Marketing-
                                        Male Action

     H. Alan Gaudie                55   Senior Vice President, Finance
                                        and Assistant Secretary

     Ronnie Soong                  49   Managing Director of Galco
                                        International Toys, N.V.

     Terrell (Mark) Taylor         54   Senior Vice President, Preliminary
                                        Design

     Andrew J. Cavanaugh           49   Director

     Paul A. Gliebe, Jr            61   Director

     Scott R. Heldfond             50   Director

     Hoffer Kaback                 46   Director

     Roger Kowalsky                61   Director

     S. Lee Kling                  66   Director

     Martin Nussbaum               48   Director

     George Riordan                62   Director

               Mark D. Goldman, a Director of the Company since 1987, has served as President and Chief Executive Officer of the Company since June 1991. From 1987 to 1991, Mr. Goldman served as Executive Vice President and Chief Operating Officer. Prior to 1987, Mr. Goldman served in various executive capacities at Ages Entertainment Software, Inc. (formerly Sega Enterprises, Inc.) and Mattel, Inc.

               William G. Catron has served as Executive Vice President, General Counsel and Chief Administrative Officer since May 1992 and as Secretary since April 1995. From 1985 to 1992, Mr. Catron was Senior Vice President, Assistant General Counsel for Paramount Pictures Corporation. Prior to 1985, Mr. Catron served in various executive capacities at Ages Entertainment Software, Inc. (formerly Sega Enterprises, Inc.) and Mattel, Inc.

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

               William B. Towne served as Executive Vice President, Finance and Chief Financial Officer since March 1995. On March 31, 1996, Mr. Towne ceased employment with the Company. From 1990 to 1995, Mr. Towne served as Executive Vice President, Chief Financial Officer for Forstmann & Co, Inc. From 1982 to 1990, Mr. Towne worked for Tambrands, Inc. where he rose from Manager of Forecast and Planning to Chief Financial Officer of their International Divisions.

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

               Terrell (Mark) Taylor has served as Senior Vice President, Preliminary Design since November 1995. From 1988 to 1995, Mr. Taylor served as Senior Vice President, Product Design for Mattel, Inc. From 1987 to 1988, Mr. Taylor served as Vice President with Entertech/LJN Toys. Prior to 1987, Mr.

     Taylor served in various executive capacities at Playmates Toys, Tomy Toys, and Mattel, Inc. In addition, Mr. Taylor was a principal partner with Taylor/Salari Design.

               Andrew J. Cavanaugh, a Director of the Company since 1993, serves as a Senior Vice President--Corporate Human Resources of Estee Lauder Inc. Mr. Cavanaugh has been affiliated with Estee Lauder in an executive capacity since 1988. Prior to undertaking his current position, Mr. Cavanaugh served as a Senior Consultant with Coopers and Lybrand, New York City, from 1986 through 1988, and Senior Vice President--Administration of Paramount Pictures Corporation from 1984 through 1986.

               Paul A. Gliebe, Jr., a Director of the Company since 1986, has been a Vice President of Smith Barney Shearson Inc. since 1982. Smith Barney Shearson Inc. has provided investment-related services to the Company in the past and during the current fiscal year.

               Scott R. Heldfond, a Director of the Company since 1986, has served as President and Chief Executive Officer of the Real Estate/Investment Division of Rollins Hudig Hall (the successor entity to DSI Insurance Services), an insurance brokerage firm ("RHH"), since 1985. The Company has retained the services of RHH in the past and during the current fiscal year. See Item 13. "Certain Relationships and Related Transactions."

               Hoffer Kaback, a Director of the Company since 1994, has served as the President of Gloucester Capital Corporation, an investment firm, since 1980 and has been a General Partner of Bosworth Partners, an investment partnership, since 1986. Mr. Kaback serves on the Boards of Directors of Biotechnology General Corp. and Sunshine Mining and Refining Company.

               Roger Kowalsky, a Director of the Company since 1994, served from 1983 to 1986 as Senior Vice President, Finance & Administration for Yale Materials Handling Corporation. Prior to such time, from 1969 to 1982, Mr. Kowalsky worked at Pullman Inc., rising to Executive Vice President, Finance & Administration and President of Pullman Trailmobile, a subsidiary of Pullman Inc. Since 1989, Mr. Kowalsky has served as Director of the Vermont Studio Center, an organization dedicated to visual artists and writers located in northern Vermont. From 1986 to 1989, Mr. Kowalsky was retired.

               S. Lee Kling, a Director of the Company since 1991, has served since 1991 as Chairman of the Board of Kling Rechter & Company, a merchant banking company which operates in partnership with Barclays Bank PLC. Mr. Kling served as Chairman of the Board of Landmark Bancshares Corporation, a bank holding company in St. Louis, Missouri ("Landmark"), until December 1991 when Landmark merged with Magna Group, Inc. Mr. Kling had served in such capacity with Landmark since 1974 and had also served as Chief Executive Officer of Landmark from 1974 through October 1990 except for the period from May 1978 to January 1979 when he served as Assistant Special Counselor on Inflation for the White House and Deputy for Ambassador Robert S. Strauss. Mr. Kling serves on the Boards of Directors of Magna Group, Inc., Falcon Products, Co., Bernard Chaus Inc., E-Systems, Inc., Top Air Manufacturing, Inc., National Beverage Corp. and Hanover Direct, Inc.

               Martin Nussbaum, a Director of the Company since 1985, has been a partner of the law firm of Shereff, Friedman, Hoffman & Goodman, LLP since 1976. Mr. Nussbaum has served as Chairman of the Executive Committee of the Company's Board of Directors since June 1991. The Company has retained Shereff, Friedman, Hoffman & Goodman, LLP in the past and during the current fiscal year. See Item 13. "Certain Relationships and Related Transactions."

               George Riordan, a Director of the Company since 1994, has served as the Managing Partner of George Riordan & Co., an investment banking firm, since 1991. From 1989 to 1991, Mr. Riordan served as a Managing Director of Dean Witter Reynolds. Mr. Riordan serves on the Boards of Directors of the Macneal- Schwendler Corp. and Pancho's Mexican Buffet, Inc.

      COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

          Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. Executive officers, directors and greater than 10% beneficial shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.


          Based solely upon a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers, directors and greater than 10% beneficial shareholders, the Company believes that during the year ended December 31, 1995, all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis except that two transactions on two reports were not filed by Mark Shepherd, a former officer of the Company.

     Item 11.  Executive Compensation.
     -------   ----------------------

               The following table summarizes the compensation paid by the Company and its subsidiaries, as well as certain other compensation paid or accrued, to the Chief Executive Officer of the Company and the other four most highly compensated executive officers of the Company who earned in excess of $100,000 for the Company's fiscal years ended December 31, 1993, 1994 and 1995 (each person appearing in the table is referred to as a "Named Executive"):


     SUMMARY COMPENSATION TABLE (1)




                                                                                                    LONG-TERM
                                                     ANNUAL COMPENSATION                          COMPENSATION
                                        ---------------------------------------------             --------------
                                                                                OTHER
              NAME AND PRINCIPAL                                                ANNUAL                     ALL OTHER
              ------------------                     SALARY        BONUS       COMPEN-                      COMPEN-
                   POSITION              YEAR          ($)          ($)       SATION($)      OPTIONS(#)    SATION($)
                   --------              ----      ----------   ----------    ---------      ----------    ---------
        Mark D. Goldman                  1995       400,000       750,000              0        200,000      3,980(3)
           President and Chief           1994       400,000       600,000              0        229,630(2)   3,760(3)
           Executive Officer             1993       319,500             0              0         29,630      3,540(3)


        Gary J. Niles                    1995       300,000       360,000              0              0      1,440(5)
           Executive Vice President,     1994       261,055       316,800              0        157,870(4)   1,440(5)
           Marketing and Product         1993       212,623             0              0         20,370      1,440(5)
           Acquisition


        Louis R. Novak                   1995       272,803       334,567              0              0        870(7)
           Executive Vice President      1994       261,055       316,800              0        157,870(6)     870(7)
           and Chief Operating           1993       256,797             0              0         20,370        510(7)
           Officer


        Loren Hildebrand                 1995       230,063       282,150              0              0      2,250(9)
           Executive Vice President,     1994       159,375       275,000(8)           0        100,000        840(9)
           Sales


        William G. Catron                1995       236,729       217,745              0              0       870(13)
           Executive Vice President,     1994       226,535       206,640              0         86,111(12)   870(13)
           General Counsel, Chief        1993       214,813        25,000(10)     27,429(11)     11,111       870(13)
           Administrative Officer
           and Secretary

     (1) Other than as provided in this table, there were no other transactions among the Named Executives and the Company which are required to be reported in this table.

     (2) Represents 229,630 options granted pursuant to the 1994 Senior Management Stock Option Plan (the "1994 Plan"). Does not include 129,311 shares of Common Stock granted in connection with the termination of the 1992 Senior Management Stock Option Plan (the "1992 Plan").

     (3) This amount represents $3,980 in premiums paid by the Company with respect to term life insurance in 1995, $3,760 in premiums paid by the Company with respect to term life insurance in 1994 and $3,540 in premiums paid by the Company with respect to term life insurance in 1993.



     (4) Represents 157,870 options granted pursuant to the 1994 Plan. Does not include 88,900 shares of Common Stock granted in connection with the termination of the 1992 Plan.

     (5) This amount represents $1,440 in premiums paid by the Company with respect to term life insurance in each of 1993, 1994 and 1995.

     (6) Represents 157,870 options granted pursuant to the 1994 Plan. Does not include 88,900 shares of Common Stock granted in connection with the termination of the 1992 Plan.

     (7) This amount represents $870 in premiums paid by the Company with respect to term life insurance in each of 1994 and 1995 and $510 in premiums paid by the Company with respect to term life insurance in 1993.

     (8) This amount includes a $50,000 bonus paid to the Named Executive in connection with the Named Executive's hiring.

     (9) This amount represents $2,250 in premiums paid by the Company with respect to term life insurance in 1995 and $840 in premiums paid by the Company with respect to term life insurance in 1994.

     (10) This amount represents a bonus paid to the Named Executive in connection with the Named Executive's hiring.

     (11) This amount includes an automobile allowance (which is provided to all senior officers of the Company) paid by the Company in 1993 in the amount of $14,400 and fees paid by the Company to the Company's accountants in the amount of $7,700 in 1993 in connection with the Named Executive's hiring.

     (12) Represents 86,111 options granted pursuant to the 1994 Senior Management Stock Option Plan. Does not include 48,491 shares of Common Stock granted in connection with the termination of the 1992 Plan.

     (13) This amount represents $870 in premiums paid by the Company with respect to term life insurance in each of 1993, 1994 and 1995.


     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

               The Compensation Committee is composed of Andrew J. Cavanaugh, a director of the Company since 1993, Scott R. Heldfond, a director of the Company since 1986, and Martin Nussbaum, a director of the Company since 1985. The Compensation Committee is responsible for reviewing the compensation arrangements relating to senior officers of the Company and administering and making recommendations to the Board regarding the bonus plans for the senior officers of the Company. The Compensation Committee also administers the Company's Amended and Restated 1984 Employee Stock Option Plan, the 1994 Senior Management Stock Option Plan and the 1995 Non-Employee Directors' Stock Option Plan.

               The Company has retained the insurance brokerage services of Real Estate/Investment Division of Rollins Hudig Hall ("RHH") in recent years. One of the Company's directors, Scott R. Helfond, is the President and Chief Executive Officer of Rollins Real Estate/Investment Division. The total amount of insurance premiums paid to RHH in 1995 and 1994 were approximately $1.3 million and $1.4 million, respectively.

               The Company has retained the legal services of Shereff, Friedman, Hoffman & Goodman, LLP in recent years. One of the Company's directors, Martin Nussbaum, is a partner of Shereff, Friedman, Hoffman & Goodman, LLP. The total amount of fees paid to Shereff, Friedman, Hoffman & Goodman, LLP in 1995 and 1994 were approximately $0.3 million and $0.4 million, respectively, exclusive of the director's fees paid to Mr. Nussbaum, as compensation for his service as Chairman of the Executive Committee of the Board of Directors of the Company.

     OPTION GRANTS IN LAST FISCAL YEAR

               The following table sets forth certain information regarding options granted to the Named Executives during the Company's 1995 fiscal year:



                                                    INDIVIDUAL GRANTS
                                  --------------------------------------------------
                                      SHARES OF      % OF TOTAL
                                       COMMON         OPTIONS                           POTENTIAL REALIZED VALUE AT ASSUMED
                                        STOCK       GRANTED TO                             ANNUAL RATES OF STOCK PRICE
                                     UNDERLYING    EMPLOYEES IN   EXERCISE                 APPRECIATION FOR OPTION TERM
                                       OPTIONS      FISCAL YEAR    PRICE    EXPIRATION     ----------------------------
NAME                                 GRANTED(#)    (OF 320,000)   ($/SH)       DATE           5%($)(2)      10%($)(3)
- ----                                 ----------    ------------   ------       ----           --------      ---------
Mark D. Goldman . . . . . . . .        200,000(1)      62.5%       6.125      4/18/05        770,396        1,952,335

Gary J. Niles . . . . . . . . .              0          N/A         N/A         N/A            N/A             N/A

Louis R. Novak  . . . . . . . .              0          N/A         N/A         N/A            N/A             N/A

Loren Hildebrand  . . . . . . .              0          N/A         N/A         N/A            N/A             N/A

William G. Catron . . . . . . .              0          N/A         N/A         N/A            N/A             N/A

  ---------------

     (1) Options granted under the Amended and Restated 1984 Employee Stock Option Plan.
     (2)  The projected stock price would be $9.98 per share.
     (3)  The projected stock price would be $15.89 per share.

               Without the prior consent of the Company, the Named Executives may not sell or otherwise transfer the shares of Common Stock acquired upon the exercise of any option listed in the above table for seven months following the date that a participant exercises such option. If at any time during the first six months of such seven-month period, the optionee ceases to be an employee of the Company, the Company will have the right to repurchase, at the exercise price therefor, the shares of Common Stock which the optionee had acquired upon such option exercise. Unexercised options will automatically terminate on the date that an optionee ceases to serve as an employee of the Company unless such termination of the optionee's employment with the Company results from his or her retirement, death or disability.

               The Company does not currently grant stock appreciation rights.

     AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

               The following table sets forth information with respect to the options exercised by the Named Executives during the 1995 fiscal year and the unexercised options held by the Named Executives as of the end of the Company's 1995 fiscal year.

                                                           NUMBER OF SECURITIES                VALUE OF UNEXERCISED
                        SHARES                            UNDERLYING UNEXERCISED               IN-THE-MONEY OPTIONS
                     ACQUIRED ON        VALUE          OPTIONS AT FISCAL YEAR END(#)         AT FISCAL YEAR-END($)(1)
                                                      -----------------------------          ------------------------
NAME                  EXERCISE (#)    REALIZED($)     EXERCISABLE      UNEXERCISABLE     EXERCISABLE       UNEXERCISABLE
- ----                  ------------    -----------    -----------       -------------     -----------       -------------
Mark D. Goldman...         0               0           244,754            209,876          823,074            1,152,159

Gary J. Niles.....     2,500           7,500           156,080              6,790          442,320               18,673

Louis R. Novak....         0               0           151,080              6,790          415,470               18,673

Loren Hildebrand..         0               0            50,000             50,000          300,000              300,000

William G. Catron.         0               0            82,408              3,703          226,622               10,183

     (1) The closing sales price of the Common Stock on the New York Stock Exchange on December 31, 1995 was $11.75 per share.

                               STOCK OPTION PLANS

               In 1984, the Board of Directors of the Company (the "Board") adopted, and the stockholders approved, the 1984 Employee Stock Option Plan of the Company (the "1984 Plan"). The 1984 Plan was developed to provide an incentive to officers and employees of the Company by making available to them an opportunity to acquire a proprietary interest or to increase their proprietary interest in the Company. In 1994, the 1984 Plan was amended and restated (the "Amended 1984 Plan") to extend the 1984 Plan until April 20, 2004 and to increase the aggregate number of shares available under the 1984 Plan. Under the Amended 1984 Plan, the Compensation Committee is authorized to grant options to officers and employees of the Company and certain of its subsidiaries for up to an aggregate of 1,589,997 shares of Common Stock. The maximum term of options granted under the Amended 1984 Plan is ten years. As of March 1, 1996, the Company has granted options to purchase 1,361,468 shares to officers and employees of the Company under the Amended 1984 Plan. The Amended 1984 Plan is construed, interpreted and administered by the Compensation Committee and the terms of exercise of specific options are determined by the Board.

               In 1994, the Company terminated the 1992 Plan and adopted the 1994 Plan. The 1992 Plan was adopted as a one-time grant of options for 800,000 shares of Common Stock that vest over a three year period to certain members of senior management of the Company. Under the 1994 Plan, each holder of options under the 1992 Plan was granted new options at a fixed exercise price equal to the fair market value of the Common Stock on the date of grant and also issued shares of Common Stock in order to compensate such holder for forfeiting his or her existing gain under such canceled option, measured by the difference between the market price and the exercise price of the options on the date on which the options were canceled. The maximum term of options granted under the 1994 Plan is ten years. Options granted under the 1994 Plan are to be non-qualified stock options under the Internal Revenue Code of 1986, as amended (the "Code").

               The Company adopted the 1995 Non-Employee Directors' Stock Option Plan (the "1995 Plan") in June 1995. The 1995 Plan was developed to attract, retain and motivate non-employee directors and to encourage non-employee directors to acquire an equity interest or increase their stock ownership in the Company. Under the 1995 Plan, the Compensation Committee is authorized to grant options to non-employee directors for up to 160,000 shares of the Company's Common Stock. The maximum term of options granted under the 1995 Plan is ten years. Options granted are to be non-qualified stock options under the Code. Under the 1995 Plan, non-employee directors are automatically granted an option to purchase 2,000 shares of Common Stock on January 1 of each calendar year. Options were also granted pursuant to the 1995 Plan on July 1, 1995.

     As of March 1, 1996, the Compensation Committee has granted options to purchase 32,000 shares of Common Stock under the 1995 Plan. The 1995 Plan is construed, interpreted and administered by the Compensation Committee.

                      SEVERANCE AGREEMENTS WITH MANAGEMENT

               On October 27, 1994, the Company entered into a severance agreement (the "Severance Agreement") with Mark Goldman, effective as of July 13, 1994. The Severance Agreement sets forth severance benefits which are payable if Mr. Goldman's employment is terminated for various reasons, including termination by him of his employment following a change in control of the Company, as follows (the "Severance Payment"):

               (i) If Mr. Goldman is terminated without cause (as defined in the Severance Agreement) prior to a Change in Control (as defined in the Severance Agreement), or if Mr. Goldman terminates his employment for good reason (as defined in the Severance Agreement) prior to a Change in Control, the Severance Agreement provides that the Company shall pay to Mr. Goldman a lump sum payment equal to (a) two times Mr. Goldman's annualized current base compensation and (b) the greater of (1) two times the greater of (x) the incentive compensation bonus (excluding stock options or shares issued pursuant to a stock option, restricted stock or similar plan or long-term incentive bonuses) paid to Mr. Goldman for the previous year's performance or (y) the incentive compensation bonus (excluding stock options or shares issued pursuant to a stock option, restricted stock or similar plan or long-term incentive bonuses) that would be payable to Mr. Goldman if performance relative to plan for the current year was the same as performance relative to plan year-to-date (such performance is to be measured by the ratio of year-to-date actual performance divided by year-to-date plan performance; the index(es) of performance shall be the same as the most recent annual cash incentive compensation plan approved by the Board of Directors) (the amount equal to the greater of the amounts described in clauses (x) and (y) shall be hereinafter referred to as the "Annual Bonus"); or (2) five hundred thousand dollars ($500,000).

               (ii) If Mr. Goldman is terminated by the Company within twenty-four (24) months following a Change in Control (as defined in the Severance Agreement), or if Mr. Goldman terminates his employment for good reason (as defined in the Severance Agreement) within twenty-four (24) months following a Change in Control, the Severance Agreement provides that the Company shall pay to Mr. Goldman a lump sum payment equal to (a) three times Mr. Goldman's annualized current base compensation, (b) the greater of (1) three times the Annual Bonus or (2) five hundred thousand dollars ($500,000) and (c) three times the car allowance in effect for Mr. Goldman at the time of termination and a lump sum amount equal to three times the insurance and maintenance cost incurred for said vehicle during Mr. Goldman's last full year of employment with the Corporation. Furthermore, the Severance Agreement provides that the Company shall continue to provide Mr. Goldman with certain fringe benefits for a period of three years following the date of Mr. Goldman's termination, subject to mitigation by Mr. Goldman.

               (iii) If Mr. Goldman is terminated for cause, or if Mr. Goldman terminates his employment other than for good reason (as defined in the Severance Agreement), the Severance Agreement provides that the Company must pay to Mr. Goldman his unpaid compensation for services prior to termination and the value of any accrued unused vacation pay to the date of termination.

               The maximum Severance Payment that the Company would have been required to make under the Severance Agreement if such amount became payable in fiscal 1994 was approximately $3,059,883.

               Mr. Goldman is employed by the Company as its President and Chief Executive Officer without an employment agreement. The Company has purchased a life insurance policy in a $2,000,000 face amount for Mr. Goldman who designated the beneficiary of such insurance policy.

               All of the Executive Vice Presidents (five) of the Company have entered into a letter agreement with the Company which provides, among other things, that if the executive is terminated other than for cause the executive is entitled to continue to receive his salary and certain benefits (excluding bonus) for a period of up to twelve
     (12) months. These severance payments may be reduced in the event that the executive commences regular full-time employment during such period. In addition, if there is a change in control and the executive's employment is terminated or the executive resigns under certain circumstances, the executive shall instead receive a lump sum payment equal to a multiple of such executive's salary, bonus and certain benefits, plus the continuation of certain benefits for a specified period of time. None of the Named Executives has an employment agreement with the Company.

                              DIRECTOR COMPENSATION

               Directors who are not full-time employees of the Company receive an annual fee of $15,000 plus $500 for each meeting of the Board or any committee thereof attended by such director. In addition, non-employee directors are automatically granted an option to purchase 2,000 shares of Common Stock on January 1 of each year under the 1995 Plan adopted June 20, 1995. Options were also granted on July 1, 1995. See "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values -- Stock Option Plans." All directors are reimbursed by the Company for out-of-pocket expenses incurred by them as directors of the Company.

               As compensation for Mr. Nussbaum's service as Chairman of the Executive Committee of the Board of Directors, and in lieu of an annual director's fee, Mr. Nussbaum received a fee of $15,000 per month from 1991 through September 1993 and $10,000 per month from October 1993 through March 1995. Commencing in April 1995, Mr. Nussbaum has been paid the annual director's fee and meeting fees described above.

     Item 12.  Security Ownership of Certain Beneficial Owners and Management.
     --------  --------------------------------------------------------------

               The following table sets forth certain information as of March 1, 1996, with respect to the Common Stock of the Company beneficially owned by (a) each director of the Company, (b) all persons known by the Company to be the beneficial owner of more than 5% of the Common Stock of the Company, (c) the Named Executives and
     (d) all executive officers and directors of the Company as a group.

                                                                                                    PERCENT OF COMMON
NAME OF BENEFICIAL OWNER                                                  NUMBER OF SHARES (1)     STOCK OWNERSHIP (1)
- ------------------------                                                  --------------------     -------------------
FMR Corp. (2) . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,060,937                 10.0%

Cowen & Company (3) . . . . . . . . . . . . . . . . . . . . . . . .                899,500                  8.9%

The Capital Group Companies, Inc. (4) . . . . . . . . . . . . . . .                550,000                  5.4%

College Retirement Equities Fund (5)  . . . . . . . . . . . . . . .                541,500                  5.4%

Dimensional Fund Advisors, Inc. (6) . . . . . . . . . . . . . . . .                517,400                  5.1%

William G. Catron (7) . . . . . . . . . . . . . . . . . . . . . . .                124,137                  1.2%

Andrew J. Cavanaugh (8) . . . . . . . . . . . . . . . . . . . . . .                 5,700                     *

Paul A. Gliebe, Jr. (8) . . . . . . . . . . . . . . . . . . . . . .                 6,350                     *

Mark D. Goldman (9) . . . . . . . . . . . . . . . . . . . . . . . .                659,041                  6.2%

Scott R. Heldfond (8) . . . . . . . . . . . . . . . . . . . . . . .                 7,450                     *

Loren Hildebrand (10) . . . . . . . . . . . . . . . . . . . . . . .                100,000                    *

Hoffer Kaback (8) . . . . . . . . . . . . . . . . . . . . . . . . .                 4,000                     *

S. Lee Kling (8)  . . . . . . . . . . . . . . . . . . . . . . . . .                 9,000                     *

Roger Kowalsky (8)  . . . . . . . . . . . . . . . . . . . . . . . .                 7,000                     *

Gary J. Niles (11)  . . . . . . . . . . . . . . . . . . . . . . . .                197,634                  1.9%

Louis R. Novak (12) . . . . . . . . . . . . . . . . . . . . . . . .                192,770                  1.9%

Martin Nussbaum (13)  . . . . . . . . . . . . . . . . . . . . . . .                11,473                     *

George Riordan (8)  . . . . . . . . . . . . . . . . . . . . . . . .                 5,000                     *

All executive officers and directors as a
group (consisting of 28 persons) (14) . . . . . . . . . . . . . . .               1,629,354                 14.4%

     -----------------------
     *  Less than 1%.

     (1) This table identifies persons having sole voting and/or investment power with respect to the shares of Common Stock set forth opposite their names as of March 1, 1996, according to the information furnished to the Company by each of them. A person is deemed to be the beneficial owner of shares of Common Stock that can be acquired by such person within 60 days from March 1, 1996 upon the conversion of convertible securities or the exercise of warrants or options. Percentage of Common Stock ownership is based on a total of 10,101,241 shares of Common Stock outstanding and assumes in each case that the person only, or group only, exercised his rights to purchase all shares of Common Stock underlying convertible securities, options or warrants.

     (2) Address is 82 Devonshire Street, Boston, Massachusetts 02109. As set forth in Amendment No. 6 to Schedule 13D filed February 20, 1996 filed with the Securities and Exchange Commission (the "Commission"). Includes 545,337 shares of Common Stock issuable upon conversion of Preferred Shares representing shares of $17.00 Preferred Stock, based on a conversion price of 1.185 shares of Common Stock per Preferred Share.

     (3) Address is Financial Square, New York, New York 10005-3597. As set forth in a Schedule 13G dated February 13, 1996 filed with the Commission.

     (4) Address is 333 South Hope Street, Los Angeles, California 90071. As set forth in a joint Schedule 13G dated February 9, 1996 filed by The Capital Group Companies, Inc. ("CGC"), Capital Research and Management Company ("CRMC") and SMALLCAP World Fund, Inc. ("SMALLCAP") with the Commission, CRMC, a registered investment adviser and a subsidiary of CGC, is deemed to have beneficial ownership of these shares of Common Stock, which shares are held by SMALLCAP, for which CRMC serves as investment adviser. CGC and CRMC disclaim beneficial ownership of all such shares.

     (5) Address is 730 Third Avenue, New York, New York 10017. As set forth in a Schedule 13G dated February 8, 1994 filed with the Commission.

     (6) Address is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401. As set forth in a Schedule 13G dated February 7, 1996 filed with the Commission, Dimensional Fund Advisors, Inc. ("DFA"), a registered investment adviser, is deemed to have beneficial ownership of these shares of Common Stock, all of which shares are held in portfolios of DFA Investment Dimensions Group, Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, for all of which DFA serves as investment manager. DFA disclaims beneficial ownership of all such shares.

     (7)       Includes options to purchase 86,111 shares of Common Stock.

     (8)       Includes options to purchase 4,000 shares of Common Stock.

     (9)       Includes options to purchase 454,630 shares of Common Stock.

     (10)      Includes options to purchase 100,000 shares of Common Stock.

     (11)      Includes options to purchase 157,870 shares of Common Stock.

     (12)      Includes options to purchase 157,870 shares of Common Stock.

     (13) Includes (i) options to purchase 4,000 shares of Common Stock and (ii) 2,473 shares of Common Stock which are issuable upon exercise of a warrant which was issued to Shereff, Friedman, Hoffman & Goodman, LLP on December 11, 1991 in connection with Mr. Nussbaum's service as Chairman of the Executive Committee of the Board of Directors. Mr. Nussbaum disclaims beneficial ownership of the other shares of Common Stock issuable upon exercise of the warrant.

     (14) Includes an aggregate of options to purchase 1,252,092 shares of Common Stock and 2,473 shares which may be acquired pursuant to the exercise of a warrant.

     Item 13.  Certain Relationships and Related Transactions.
     -------   ----------------------------------------------

               The Company has retained the legal services of Shereff, Friedman, Hoffman & Goodman, LLP in recent years. One of the Company's directors, Martin Nussbaum, is a partner of Shereff, Friedman, Hoffman & Goodman, LLP. The total amount of fees paid to Shereff, Friedman, Hoffman & Goodman, LLP in 1995 and 1994 were approximately $0.3 million and $0.4 million, respectively, exclusive of the director's fees paid to Mr. Nussbaum, as compensation for his service as Chairman of the Executive Committee of the Board of Directors of the Company. See Item 10. "Executive Compensation--Director Compensation."

               The Company has retained the insurance brokerage services of the Real Estate/Investment Division of Rollins Hudig Hall ("RHH") in recent years. One of the Company's directors, Scott R. Helfond, is the President and Chief Executive Officer of Rollins Real Estate/Investment Division. The total amount of insurance premiums paid to RHH in 1995 and 1994 were approximately $1.3 million and $1.4 million, respectively.

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        LEWIS GALOOB TOYS, INC.
                                          Registrant


                                        By:  /s/ Mark D. Goldman
                                             -------------------
                                             Mark D. Goldman
                                             President


  Dated April 26, 1996