Form 10-Q
period 1996-03-31
GALOOB LEWIS TOYS INC /DE/
filed 1996-05-15
CIK 751968

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---      EXCHANGE ACT OF 1934

For the quarterly period ended   MARCH 31, 1996

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                  to
                                        ----------------    --------------------

                          Commission file number 1-9599

                             LEWIS GALOOB TOYS, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                              94-1716574
(State or other jurisdiction of (I.R.S. Employer Identification
 Number) incorporation or organization)

500 FORBES BOULEVARD,            SOUTH SAN FRANCISCO, CALIFORNIA        94080
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code   (415) 952-1678


               Former name, former address and former fiscal year,
                          if changed since last report

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

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

Common stock, par value $.01, 14,981,960 as of March 31, 1996.

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                                      INDEX

     PART I - FINANCIAL INFORMATION

        Item 1                                                            Page

                 - Condensed Consolidated Balance Sheets                    1

                 - Condensed Consolidated Statements of Operations          2

                 - Condensed Consolidated Statements of Cash Flows          3

                 - Notes to Condensed Consolidated Financial
                   Statements                                              4-5

        Item 2

                 - Management's Discussion and Analysis of
                   Financial Condition and Results of Operations           6-8


     PART II - OTHER INFORMATION

        Item 1

                 - Legal Proceedings                                        9

        Item 3

                 - Defaults Upon Senior Securities                          9

        Item 6

                 - Exhibits and Reports on Form 8-K                          9

     SIGNATURE                                                              10

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                  (Unaudited)        (Unaudited)        (Audited)
                                                    March 31           March 31         December 31
ASSETS                                                1996               1995             1995
- ------                                             ---------          ---------         -----------
CURRENT ASSETS:
    Cash and cash equivalents                      $  2,226           $  1,689           $  2,030
    Accounts receivable, net                         47,698             31,920             68,402
    Inventories                                      17,925             16,959             17,491
    Tooling and related costs                        10,041              8,716              8,311
    Prepaid expenses and other assets                12,630             14,998             10,348
                                                   --------           --------           --------
        TOTAL CURRENT ASSETS                         90,520             74,282            106,582

LAND, BUILDING AND EQUIPMENT, NET                     9,733              8,304              8,913

OTHER ASSETS                                          6,052              1,431              4,589
                                                   --------           --------           --------
                                                   $106,305           $ 84,017           $120,084
                                                   ========           ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
CURRENT LIABILITIES:
    Notes payable                                    18,773              5,131             15,071
    Accounts payable                                 13,252             10,409             17,141
    Accrued expenses                                  7,058              8,964             14,547
    Income taxes payable                                400                323                731
    Current portion of long-term debt                 4,371                207              4,422
                                                   --------           --------           --------
        TOTAL CURRENT LIABILITIES                    43,854             25,034             51,912

LONG-TERM DEBT                                           --             18,361             14,000

SHAREHOLDERS' EQUITY:
Preferred stock
     Authorized 1,000,000 shares
     Issued and outstanding 3,602 shares,
     183,950 shares and 183,950 shares
     of $17 Convertible
     Exchangeable Preferred Stock
     at $200 liquidation value per share                720             36,790             36,790
Common stock, par value $.01 per share
     Authorized 50,000,000 shares
     Issued and outstanding 14,981,960
     shares, 10,059,639 shares and
     10,089,961 shares                                  150                101                101
Additional paid-in capital                          104,349             31,596             31,579
Retained earnings (deficit)                         (42,321)           (27,417)           (13,851)
Cumulative translation adjustment                      (447)              (448)              (447)
                                                   --------           --------           --------
        TOTAL SHAREHOLDERS' EQUITY                   62,451             40,622             54,172
                                                   --------           --------           --------
                                                   $106,305           $ 84,017           $120,084
                                                   ========           ========           ========



The accompanying notes are an integral part of these Consolidated Financial Statements.

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                      (Unaudited)
                                               Three Months Ended March 31
                                               ---------------------------
                                                 1996              1995
                                                 ----              ----

Net revenues                                   $ 37,522          $ 33,341
Costs of products sold                           21,337            21,492
                                               --------          --------

Gross margin                                     16,185            11,849
                                               --------          --------

Operating expenses:
   Advertising and promotion                      5,804             4,304
   Other selling and administrative               7,377             6,422
   Royalties, research and development            6,310             4,679
                                               --------          --------

          Total operating expenses               19,491            15,405
                                               --------          --------

Earnings (loss) from operations                  (3,306)           (3,556)

Interest expense                                   (829)             (650)
Other income (expense), net                          20                35
                                               --------          --------

Earnings (loss) before income taxes              (4,115)           (4,171)

Provision for income taxes                           --                --
                                               --------          --------

Net earnings (loss)                              (4,115)           (4,171)

Preferred stock dividends
 in arrears                                          15               782

Charge related to the exchange of
 preferred stock for common                      24,279                --
                                               --------          --------
Net earnings (loss) applicable
 to common shares                              $(28,409)         $( 4,953)
                                               ========          ========
Common shares and common share
 equivalents outstanding - average               10,491            10,061

Net earnings (loss) per common share           $  (2.71)         $  (0.49)




The accompanying notes are an integral part of these Consolidated Financial Statements.

                  LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands, except shares)

                                                                       (Unaudited)
                                                               Three Months Ended March 31
                                                               ---------------------------
                                                                   1996             1995
                                                                   ----             ----
CASH FLOW FROM OPERATING ACTIVITIES:
    Net earnings (loss)                                         $(4,115)          $(4,171)
    Adjustments to reconcile net earnings
      (loss) to net cash (used in) provided by
      operating activities:
    Depreciation                                                    162               138
    Changes in assets and liabilities:
        Accounts receivable                                      20,704            25,963
        Inventories                                                (434)             (135)
        Tooling and related costs                                (1,730)             (337)
        Prepaid expenses and other assets                        (4,577)           (9,374)
        Accounts payable                                         (3,889)           (4,564)
        Accrued expenses                                         (7,162)           (5,970)
        Income taxes payable                                       (331)             (176)
                                                                -------           -------
    Net cash (used in) provided by
       operating activities                                      (1,372)            1,374
                                                                -------           -------

CASH FLOW FROM INVESTING ACTIVITIES:
    Investment in land, building and
      equipment, net                                               (982)              (42)
                                                                -------           -------
    Net cash (used in) provided by
      investing activities                                         (982)              (42)
                                                                -------           -------

CASH FLOW FROM FINANCING ACTIVITIES:
    Net borrowings under notes payable                            3,702            (1,840)
    Repayments under long-term debt agreements                      (51)              (53)
    Proceeds from issuance of common stock                          124                26
    Costs associated with the conversion of debentures
      and the preferred shares exchange                          (1,225)               --
    Other, net                                                       --                (1)
                                                                -------           -------
    Net cash (used in) provided by
      financing activities                                        2,550            (1,868)
                                                                -------           -------

INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                                    196              (536)

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                                               2,030             2,225
                                                                --------          -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 2,226           $ 1,689
                                                                ========          =======

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
During the three months ended March 31, 1996, $14,000 of the Company's 8% convertible subordinated debentures were converted into 1,511,872 shares of its common stock. Deferred loan costs and accrued interest amounting to approximately $505, net, were debited to additional paid-in capital. See Note G.

During the three months ended March 31, 1996, 1,803,481 depositary shares of the Company's preferred stock were exchanged for 3,336,433 shares of its common stock. See Note H.

The accompanying notes are an integral part of these Consolidated Financial Statements.

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 1996
                                   (Unaudited)

NOTE A -  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheets as of March 31, 1996 and 1995 and the condensed consolidated statements of operations for the three month periods ended March 31, 1996 and 1995 and the condensed consolidated statements of cash flows for the three month periods ended March 31, 1996 and 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996 and 1995 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1995. Certain amounts in the financial statements of prior years have been reclassified to conform with the current year's presentation.

The results of operations for the three month periods ended March 31, 1996 and 1995 are not necessarily indicative of the operating results for the full year.


NOTE B - CREDIT AGREEMENT

On March 31, 1995, the Company entered into an amended and restated loan and security agreement (the "Loan Agreement") with Congress Financial Corporation (Central) (the "Lender"). The Loan Agreement extends through March 31, 1997 and provides a line of credit of $40 million, with a provision to increase the line to $60 million at the option of the Company. Borrowing availability is determined by a formula based on both accounts receivable and inventories. The interest rate is at prime rate plus 1%. In consideration for entering into the Loan Agreement, the Company paid a $100,000 fee; additional fees will be due if the Company exercises its option to increase the line. The Company has also agreed to pay an unused line fee of 0.25% and certain management fees. The Loan Agreement provides that the preferred dividend payments may not be made without the prior consent of the Lender.

NOTE C - INVENTORIES
(in thousands)

                                                      March 31               December 31
                                                      --------               -----------
                                              1996               1995               1995
                                              ----               ----               ----
Finished goods                             $17,318           $ 15,452            $17,023
Raw materials and parts                        607              1,507                468
                                         ---------          ---------          ---------
                                           $17,925            $16,959            $17,491
                                           =======            =======            =======



NOTE D - TOOLING AND RELATED COSTS

Effective beginning January 1, 1996, the Company changed the timing of its annual amortization of tooling, packaging and sample costs. These costs are now being amortized on a percentage of annual sales basis rather than the previous straight-line basis. The Company believes this change improves the matching of costs and revenues. The effect of this change in timing was to decrease costs of products sold and net loss by approximately $600,000 or $.06 per common share for the quarter ended March 31, 1996.

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 1996
                                   (Unaudited)

NOTE E - INCOME TAXES

At December 31, 1995, the Company had federal net operating loss carryforwards for income tax purposes of approximately $7,300,000. The carryforwards expire in different years through the year 2008. The Company also has federal minimum tax credit carryforwards of $1,028,000 that are allowed to be carried forward indefinitely and federal research and development credits of $765,000, which will expire in different years through the year 2003. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of operating loss carryforwards which can be utilized.

No domestic deferred taxes have been provided on unremitted earnings of the Company's foreign subsidiary. All such earnings are expected to be reinvested in the subsidiary. Undistributed earnings, for which the Company has not provided U.S. taxes which may be payable on distribution, were approximately $5,200,000 as of December 31, 1995. No foreign taxes will be withheld on the distribution of the untaxed earnings.

NOTE F - LEGAL PROCEEDINGS

The current status of litigation is described in Part II, Item 1, herein.

NOTE G - LONG-TERM DEBT

In February 1996, the Company issued a call for the redemption of its 8% Convertible Subordinated Debentures originally due November 30, 2000 (the "Debentures"). This call resulted in the conversion on March 15, 1996, of all $14,000,000 Debentures at $9.26 per share. This conversion resulted in the issuance of 1,511,872 new shares of common stock.

NOTE H - SHAREHOLDER'S EQUITY

In February 1996, the Company offered to exchange 1.85 shares of its common stock for each Depositary Exchangeable Preferred Share (the "Depositary Shares") outstanding. Each Depositary Share represents 1/10th of a share of $17.00 Convertible Exchangeable Preferred Stock. This offer was accepted by the owners of 98% of the Depositary Shares resulting in the issuance of 3,336,433 shares of common stock on March 29, 1996. Generally accepted accounting principles require a non-cash charge to reduce Net Earnings Applicable to Common Shares in the calculation of Earnings Per Share for the fair value of the securities issued in excess of the existing conversion rate of approximately 1.185 common shares. This charge amounted to $24,279,000 and had the effect of increasing the net loss per common share by $2.32 from $.39 to $2.71.

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

To improve the matching of costs and revenues, the Company has revised the timing of its annual amortization of tooling, packaging and sample costs. These costs are now being amortized on a percentage of annual sales basis rather than the previous straight-line basis. This change reduced the 1996 first quarter loss by $0.06 per common share.

The following table sets forth for the periods indicated the percentage relationships between revenues and certain expense and earnings items:

                                                 Percentage of Net Revenues
                                                 --------------------------
                                                     Three Months Ended
                                                         March 31
                                                         --------
                                                  1996                  1995
                                                  ----                  ----
Net revenues                                     100.0%                100.0%
Costs of products sold                            56.9                  64.5
                                                 -----                 -----
Gross margin                                      43.1                  35.5

Advertising and promotion                         15.5                  12.9
Other selling and administrative                  19.7                  19.3
Royalties, research and development               16.8                  14.0
                                                 -----                  ----
Earnings (loss) from operations                   (8.9)                (10.7)
Interest expense                                  (2.2)                 (1.9)
Other income (expense), net                        0.1                   0.1
Provision for income taxes                           -                     -
                                                 -----                  -----
Net earnings (loss)                              (11.0)%               (12.5)%
                                                 =======               =======


1996 Compared to 1995

Net sales increased 13% to $37.5 million in the first quarter of 1996 as compared to $33.3 million in the first quarter of 1995. The growth in net sales in the first quarter of 1996 was attributable to two principal factors: (1) domestic net sales increased by 55% and (2) the Company's worldwide sales of girls' toys increased by 45%. The girls' toy line increase was led by the hugely popular Sky Dancers(R) flying dolls and the Pound Puppies(R) line. The domestic increase was offset by a 33% decrease in international sales.

The Company's worldwide sales of boys' toys increased 16% from the comparable period of the previous year. The growth in net sales of the boys' toys line of business was attributable to the following: (1) worldwide sales of Micro Machines(R) increased by 10% versus the comparable period from the previous year, (2) in March 1996, the Company initiated sales of Dragon Flyz(TM), a line of flying action figures plus vehicles and accessories, and (3) the Star Wars(TM) Action Fleet(TM) line of toys continued its strong growth. This increase was offset by a decrease in sales of Biker Mice From Mars(TM) due to the discontinuation of this line to domestic retailers and lower sales of these products internationally.

Gross margins were $16.2 million in the first quarter of 1996, an increase of 36.6% from the first quarter of 1995. This increase was due to higher sales volume and an increase in the gross margin rate. The gross margin rate increased to 43.1% in the first quarter of 1996 from 35.5% in the first quarter of 1995. The increase in the gross margin was attributable to the following: (1) the Company revised the timing of its amortization of tooling and packaging costs, and (2) domestic sales as a percentage of worldwide sales was significantly greater. The Company's gross margin rate on domestic sales is significantly higher than foreign sales because the Company's prices on foreign sales are lower than on domestic sales as the foreign customer is responsible for the cost of importing and promoting the products.

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Advertising and promotion expenses were $5.8 million in the first quarter of 1996 as compared to $4.3 million in the first quarter of 1995. The higher expenses were primarily a result of an increase in domestic television advertising expenses in connection with the Company's expanded product lines. Other selling and administrative expenses were $7.4 million in the first quarter of 1996 as compared to $6.4 million in the first quarter of 1995. This increase was due to higher planned personnel costs and higher legal expenses. Royalties, research and development expenses were $6.3 million in the first quarter of 1996 as compared to $4.7 million in the first quarter of 1995. This increase was due to higher royalty expenses associated with increased sales volume and the write-off of royalty advances due to the discontinuation of the Happy Ness line of toys.

Interest expense was $0.8 million in the first quarter of 1996 as compared to $0.7 million in the first quarter of 1995. The increase was due primarily to higher average borrowings outstanding during the quarter. The Company expects interest expense to be reduced in future quarters due to an approximately $1.1 million annual interest savings associated with the conversion of the $14 million convertible debentures to common stock.

No tax recovery was reported because of the cumulative net operating loss brought forward into the year. At December 31, 1995, the Company had federal tax credits of approximately $7.3 million and unused federal tax credits of approximately $1.8 million available to reduce taxes in future periods.

The Company's products are produced principally in China, which currently is designated with Most Favored Nations ("MFN") status by the United States. This allows products imported into the United States from China to be accorded the most favorable import duties. In late 1994, Congress approved the GATT (Uruguay round), which allows imports into the United States of toy merchandise with unconditional duty-free entry from any nation with MFN status. Generally, the trade negotiations between China and the United States have been difficult, but both sides have shown their willingness to resolve trade disputes and avoid punitive sanctions. Punitive sanctions could result in the United States imposing higher duties on selective Chinese-made products imported into the United States (these sanctions would be put in place through Section 301 of the Trade Act of 1974, as amended). In the past, Section 301 sanctions proposed by the United States did not include sanctions or punitive damages against toy imports from China. As such, the Company would be unaffected. The loss of MFN status for China, however, would result in a substantial increase in import duty for the Company's products produced in China and imported into the United States. This increase in duty would be large enough that it could materially affect the Company's business. Products shipped from China to other countries should not be affected. Other toy companies also source product from China and would be affected to similar degrees. However, the impact on the Company from any significant change in duties on its Chinese-produced product would depend on several factors including, but not limited to, the Company's ability to (1) procure alternative manufacturing sources outside of China, (2) retrieve its tooling located in China, (3) relocate its production in sufficient time to meet demand, and (4) pass cost increases likely to be incurred resultant from (1)-(3) above through to the Company's customers as product price increases.

Liquidity, Financial Resources and Capital Expenditures

On March 31, 1995, the Company entered into an amended and restated loan and security agreement (the "Loan Agreement") with the Lender. (See Note B of the Notes to Condensed Consolidated Financial Statements.)

During the first quarter of 1996, the Company completed two transactions which strengthened its capital structure. First, in February 1996, the Company issued a call for the redemption of its 8% Convertible Subordinated Debentures originally due November 30, 2000 (the "Debentures"). This call resulted in the conversion on March 15, 1996, of all $14,000,000 Debentures at $9.26 per share. This conversion resulted in the issuance of 1,511,872 new shares of common stock. Second, also in February 1996, the Company offered to exchange 1.85 shares of its common stock for each Depositary Exchangeable Preferred Share (the "Depositary Shares") outstanding. Each Depositary Share represents 1/10th of a share of $17.00 Convertible Exchangeable Preferred Stock. This offer was accepted by the owners of 98% of the Depositary Shares resulting in the issuance of 3,336,433 shares of common stock on March 29, 1996. Additionally, the Company has issued a notice for the June 10, 1996 redemption of the remaining 36,019 Depositary Shares.

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Working capital was $46.7 million at March 31, 1996 as compared to $54.7 million at December 31, 1995 and $49.2 million at March 31, 1995. The ratio of current assets to current liabilities was 2.1 to 1.0 at March 31, 1996 as compared to
2.1 to 1.0 at December 31, 1995 and 3.0 to 1.0 at March 31, 1995.

The Company had no material commitments for capital expenditures at March 31, 1996.

The Company believes that with its assets, the results of operations and the Loan Agreement it has adequate liquidity and capital resources to meet its current and anticipated operating needs.

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES


Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is involved in various litigation and legal matters which are being prosecuted and defended in the ordinary course of business. None of these matters are expected to result in outcomes having a material adverse effect on the Company's consolidated financial position.

Item 3.  Defaults Upon Senior Securities

On June 10, 1992, the Company announced it would not pay the July 1, 1992 $.425 per share quarterly dividend on its Depositary Shares which represent shares of the Company's Preferred Stock. The Company also did not pay the subsequent dividends. The cumulative dividend, as of April 1, 1996, is sixteen quarters in arrears, a total amount of $245,000. Additionally, the Company has issued a notice for the June 10, 1996 redemption of the remaining 36,019 Depositary Shares. The Company's Lender has given its permission for the dividend payment associated with the redemption.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits - Exhibit 27 - Financial Data Schedule

         (b) The Company filed a Current Report on Form 8-K on February 12, 1996 with respect to the redemption of its Debentures and its intent to commence an exchange offer for the outstanding preferred shares.

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            LEWIS GALOOB TOYS, INC.
                                            (Registrant)

Date:        MAY 15, 1996              By:    /s/ H. Alan Gaudie
                                           ----------------------------------
                                              H. Alan Gaudie
                                              Senior Vice President, Finance
                                              and Acting Chief Financial Officer
                                              (and Principal Accounting Officer)

                                EXHIBIT INDEX
                                -------------


Exhibit
  No.            Description
- -------          -----------

  27             Financial Data Schedule