Form 10-K/A
period 1995-12-31
GALOOB LEWIS TOYS INC /DE/
filed 1996-06-26
CIK 751968

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                            -------------------

                                FORM 10-K/A

                               -------------


                              Amendment No. 2

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

                   DOCUMENTS INCORPORATED BY REFERENCE:

                                    NONE

                                EXPLANATORY NOTE

               This Amendment No.2 on Form 10-K/A amends and restates in their entirety the following items of the Annual Report on Form 10-K of Lewis Galoob Toys, Inc. (the "Company") for the fiscal year ended December 31, 1995 solely to add Exhibit 23.


                                     PART IV

     ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form
               ------------------------------------------------------------
               8-K
               ---

               Index to Financial Statements

               The following consolidated financial statements and schedules of the Company and its subsidiaries are included as Part II,
     Item 8 of this Report:


          (a)  1.   Financial Statements                               Page
                    --------------------                               ----

                    Report of Independent Accountants                   F-1

                    Consolidated Financial Statements:

                    Consolidated Balance Sheets - December 31, 1995 and
                    December 31, 1994                                   F-2


                    Consolidated Statements of Operations for the years
                    ended December 31, 1995, 1994 and 1993              F-3


                    Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1995,
                    1994 and 1993                                       F-4


                    Consolidated Statements of Cash Flows for the years
                    ended December 31, 1995, 1994 and 1993              F-5


                    Notes to Consolidated Financial Statements          F-6
                                                                        to
                                                                       F-20


          (a)  2.   Financial Statement Schedules
                    -----------------------------

                    Schedules VIII - Valuation and Qualifying
                                                                        S-1
                    Accounts and Reserves for the years ended
                    December 31, 1995, 1994 and 1993

                    Schedule X - Supplementary Income Statement
                                                                        S-2
                    Information for the years ended December 31, 1995, 1994 and 1993

               All other schedules have been omitted because they are inapplicable or not required, or the information is included in the financial statements or notes thereto.

               (a)  3.   Exhibits

                         --------

2.1(1)           Agreement of Merger, dated as of July 6, 1987.
3.1(1)           Certificate of Incorporation.
3.2(1)           Bylaws.
4.11(2)          Form of Certificate of Shares of Common Stock of Registrant.
4.4(a)(3)        Warrant Agreement, dated as of July 7, 1988, between the Registrant and Wells Fargo Bank and warrants issued to Wells Fargo Bank.
4.4(b)(4)        Warrant Agreement, dated as of December 11, 1991, by and between the Registrant and Shereff, Friedman,
                 Hoffman and Goodman, LLP.
4.4(c)(4)        Warrant Agreement, dated as of November 17, 1993, by and between the Registrant and Gerard Klauer Mattison &
                 Co., Inc.
4.5(a)(5)        Form of Certificate of Designations of the Registrant's $17.00 Convertible Exchangeable Preferred Stock.
4.5(b)(6)        Form of Certificate of Designations of the Registrant's Series A Preferred Stock.
4.6(5)           Form of Indenture with respect to the Registrant's 8 1/2% Convertible Subordinated Debentures due October 1,
                 2014, between the Registrant and Manufacturers Hanover Trust Company as Trustee, including form of
                 Convertible Debenture.
4.7(5)           Form of Indenture with respect to the Registrant's Subordinated Debentures due October 1, 2014, between the
                 Registrant and Manufacturers Hanover Trust Company as Trustee, including form of Debenture.
4.8(5)           Form of Indenture with respect to the Registrants's 8 1/2% Senior Subordinated Notes, between the Registrant and Continental Stock Transfer & Trust Company, as Trustee, including form of Note.
4.9(5)           Form of Deposit Agreement between the Registrant and Manufacturers Hanover Trust Company of California as
                 Depositary, including form of Depositary Receipt.
4.10(6)          Form of Rights Agreement, dated as of January 17, 1990, between Registrant and Mellon Securities Trust
                 Company.
4.11(4)          Indenture, with respect to the Registrant's 8% Convertible Subordinated Debentures due year 2000, between the
                 Company and Continental Stock Transfer & Trust Company, as Trustee, including form of Debenture Note.
10.1(a)(7)*      Amended and Restated 1984 Employee Stock Option Plan.
10.1(b)(8)*      1994 Senior Management Stock Option Plan.
10.1(c)(9)*      Form of Agreement between each of Mark Goldman, William Catron, Lou Novak, Gary Niles, Mark Shepherd, Ronald
                 Hirschfeld and H. Alan Gaudie and the Registrant.
10.1(d)(10)*     Form of Amendment No. 1 between each of Mark Goldman, William Catron, Lou Novak, Gary Niles, Mark Shepherd,
                 Ronald Hirschfeld and H. Alan Gaudie and the Registrant.
10.1(e)*         1995 Non-Employee Directors' Stock Option Plan.
10.2*            Lewis Galoob Toys, Inc. Savings and Retirement Plan (Formerly named the Lewis Galoob Toys, Inc. Profit
                 Sharing Plan) (Amendment and Restatement effective January 1, 1987).
10.4(10)*        Severance Agreement, dated October 27, 1994, between Mark Goldman and the Registrant.
10.5(12)*        Agreement, dated as of December 11, 1991, by and between Martin Nussbaum and the Registrant.
10.6(a)(14)*     Agreement, dated July 15, 1995, between William G. Catron and the Registrant.
10.6(b)(14)*     Agreement, dated July 15, 1995, between Loren Hildebrand and the Registrant.
10.6(c)(14)*     Agreement, dated July 15, 1995, between Ronald Hirscheld and the Registrant.
10.6(d)(14)*     Agreement, dated July 15, 1995, between Gary J. Niles and the Registrant.
10.6(f)(14)*     Agreement, dated July 15, 1995, between William B. Towne and the Registrant.
10.7(a)(4)       Securities Purchase Agreement, dated November 17, 1993, by and among the Registrant and the purchasers thereto (the "Purchasers").
10.7(b)(4)       Registration Rights Agreement, dated as of November 17, 1993, by and among the Registrant and the Purchasers.
10.7(c)(4)       Loan and Security Agreement, dated as of April 1, 1993, by and among the Registrant and Congress Financial
                 Corporation (Central), including form of Revolving Loan Note.
10.7(d)(4)       First Amendment to Loan and Security Agreement, dated as of November 17, 1993.
10.7(e)(10)      Amended and Restated and Security agreement, dated as of March 31, 1995, by and among the Registrant and
                 Congress Financial Corporation (Central).
10.9(a)(12)      License Agreement, dated June 16, 1986, by and between Funmaker, as Licensor and the Registrant, as Licensee.
10.9(b)(13)      License Agreement, dated May 4, 1990, by and among the Registrant as Licensee, Codemasters Software Company,
                 Ltd. and Camerica Corporation, Limited.
10.9(c)(13)      Amendment No. 1 dated June 1991 to License Agreement dated May 4, 1990.
10.9(d)(13)      Amendment No. 2 dated December 23, 1991 to License Agreement, dated May 4, 1990.
10.9(e)(13)      European License Agreement, dated December 23, 1991, by and between Codemasters Software Company, Ltd. and the Registrant.
10.9(f)(13)      Third Amendment to United States License and First Amendment to European License, dated November 4, 1992.
10.9(g)(10)      Fourth Amendment to United States License Agreement, dated October 14, 1994.
10.10(12)        Agreement of Purchase and Sale, dated October 22, 1986, by and between ATC Building Company, as Seller, and the Registrant, as Buyer.
10.12(a)(1)      Lease Agreement, dated March 12, 1987, by and between Lincoln Alvarado and Patrician Associates, Inc., as
                 Lessor, and the Registrant, as Lessee.
10.12(b)(11)     Amendment No. 1 to Lease Agreement.
10.12(c)(15)     Lease Agreement, dated December 1, 1995, by and between 200 Fifth Avenue Associates as Lessor and the
                 Registrant, as Lessee.
11(15)           Statement of Computation of Per Share Earnings.
12(15)           Statement of Computation of Rate of Earnings to Fixed Charges and Preferred Stock Dividends
21(15)           Subsidiaries of the Registrant.
23               Consent of Price Waterhouse LLP (filed herewith).
27(15)           Financial Data Schedules.

(1)              Incorporated by reference to the Registrant's Amendment No. 1 to Registration Statement on Form 8-B, filed with the Securities and Exchange Commission (the "Commission") on January 11, 1988.
(2)              Incorporated by reference to the Registrant's Registration Statement on Form S-3, filed with the Commission on February 26, 1990.
(3)              Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, filed with the Commission on August 2, 1988.
(4)              Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1993, filed with the Commission on March 31, 1994.
(5)              Incorporated by reference to the Registrant's Registration Statement on Form 8-A, filed with the Commission on October 6, 1989.
(6)              Incorporated by reference to the Registrant's Registration Statement on Form 8-A, filed with the Commission on January 23, 1990.
(7)              Incorporated by reference to the Registrant's Registration Statement on Form S-8, Registration No. 33-56585,
                 filed with the Commission on November 23, 1994.
(8)              Incorporated by reference to the Registrant's Registration Statement on Form S-8, Registration No. 33-56587,
                 filed with the Commission on November 23, 1994.
(9)              Incorporated by reference to the Registrant's Registration Statement on Form S-8, Registration No. 33-56589,
                 filed with the Commission on November 23, 1994.
(10)             Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1994, filed with the Commission on March 31, 1995.
(11)             Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1991, filed with the Commission on March 30, 1992.
(12)             Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1986, filed with the Commission on March 31, 1987.
(13)             Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1992, filed with the Commission on March 31, 1993.
(14)             Incorporated by reference to the Registrant's Statement on Form S-1, Registration No. 33-00743, filed with the Commission on February 6, 1996.
(15)             Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1995, filed with the Commission on March 12, 1996.
*                Indicates exhibits relating to executive compensation.

     (b)       Reports on Form 8-K
               -------------------
               The Company filed a Current Report on Form 8-K on February 12, 1996 with respect to the redemption of its Debentures and its intent to commence an exchange offer for the outstanding Preferred Shares.

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        LEWIS GALOOB TOYS, INC.
                                          Registrant



                                        By:  /s/ Mark D. Goldman
                                             -----------------------------
                                             Mark D. Goldman
                                             President


     Dated June 26, 1996

                                  EXHIBIT INDEX
                                  -------------
     EXHIBIT NO.                                                       PAGE
     -----------                                                       ----

2.1(1)           Agreement of Merger, dated as of July 6, 1987.
3.1(1)           Certificate of Incorporation.
3.2(1)           Bylaws.
4.11(2)          Form of Certificate of Shares of Common Stock of Registrant.
4.4(a)(3)        Warrant Agreement, dated as of July 7, 1988, between the Registrant and Wells Fargo Bank and warrants issued to Wells Fargo Bank.
4.4(b)(4)        Warrant Agreement, dated as of December 11, 1991, by and between the Registrant and Shereff, Friedman,
                 Hoffman and Goodman, LLP.
4.4(c)(4)        Warrant Agreement, dated as of November 17, 1993, by and between the Registrant and Gerard Klauer Mattison &
                 Co., Inc.
4.5(a)(5)        Form of Certificate of Designations of the Registrant's $17.00 Convertible Exchangeable Preferred Stock.
4.5(b)(6)        Form of Certificate of Designations of the Registrant's Series A Preferred Stock.
4.6(5)           Form of Indenture with respect to the Registrant's 8 1/2% Convertible Subordinated Debentures due October 1,
                 2014, between the Registrant and Manufacturers Hanover Trust Company as Trustee, including form of
                 Convertible Debenture.
4.7(5)           Form of Indenture with respect to the Registrant's Subordinated Debentures due October 1, 2014, between the
                 Registrant and Manufacturers Hanover Trust Company as Trustee, including form of Debenture.
4.8(5)           Form of Indenture with respect to the Registrants's 8 1/2% Senior Subordinated Notes, between the Registrant and Continental Stock Transfer & Trust Company, as Trustee, including form of Note.
4.9(5)           Form of Deposit Agreement between the Registrant and Manufacturers Hanover Trust Company of California as
                 Depositary, including form of Depositary Receipt.
4.10(6)          Form of Rights Agreement, dated as of January 17, 1990, between Registrant and Mellon Securities Trust
                 Company.
4.11(4)          Indenture, with respect to the Registrant's 8% Convertible Subordinated Debentures due year 2000, between the
                 Company and Continental Stock Transfer & Trust Company, as Trustee, including form of Debenture Note.
10.1(a)(7)*      Amended and Restated 1984 Employee Stock Option Plan.
10.1(b)(8)*      1994 Senior Management Stock Option Plan.
10.1(c)(9)*      Form of Agreement between each of Mark Goldman, William Catron, Lou Novak, Gary Niles, Mark Shepherd, Ronald
                 Hirschfeld and H. Alan Gaudie and the Registrant.
10.1(d)(10)*     Form of Amendment No. 1 between each of Mark Goldman, William Catron, Lou Novak, Gary Niles, Mark Shepherd,
                 Ronald Hirschfeld and H. Alan Gaudie and the Registrant.
10.1(e)*         1995 Non-Employee Directors' Stock Option Plan.
10.2*            Lewis Galoob Toys, Inc. Savings and Retirement Plan (Formerly named the Lewis Galoob Toys, Inc. Profit
                 Sharing Plan) (Amendment and Restatement effective January 1, 1987).
10.4(10)*        Severance Agreement, dated October 27, 1994, between Mark Goldman and the Registrant.
10.5(12)*        Agreement, dated as of December 11, 1991, by and between Martin Nussbaum and the Registrant.
10.6(a)(14)*     Agreement, dated July 15, 1995, between William G. Catron and the Registrant.
10.6(b)(14)*     Agreement, dated July 15, 1995, between Loren Hildebrand and the Registrant.
10.6(c)(14)*     Agreement, dated July 15, 1995, between Ronald Hirscheld and the Registrant.
10.6(d)(14)*     Agreement, dated July 15, 1995, between Gary J. Niles and the Registrant.
10.6(f)(14)*     Agreement, dated July 15, 1995, between William B. Towne and the Registrant.
10.7(a)(4)       Securities Purchase Agreement, dated November 17, 1993, by and among the Registrant and the purchasers thereto (the "Purchasers").
10.7(b)(4)       Registration Rights Agreement, dated as of November 17, 1993, by and among the Registrant and the Purchasers.
10.7(c)(4)       Loan and Security Agreement, dated as of April 1, 1993, by and among the Registrant and Congress Financial
                 Corporation (Central), including form of Revolving Loan Note.
10.7(d)(4)       First Amendment to Loan and Security Agreement, dated as of November 17, 1993.
10.7(e)(10)      Amended and Restated and Security agreement, dated as of March 31, 1995, by and among the Registrant and
                 Congress Financial Corporation (Central).
10.9(a)(12)      License Agreement, dated June 16, 1986, by and between Funmaker, as Licensor and the Registrant, as Licensee.
10.9(b)(13)      License Agreement, dated May 4, 1990, by and among the Registrant as Licensee, Codemasters Software Company,
                 Ltd. and Camerica Corporation, Limited.
10.9(c)(13)      Amendment No. 1 dated June 1991 to License Agreement dated May 4, 1990.
10.9(d)(13)      Amendment No. 2 dated December 23, 1991 to License Agreement, dated May 4, 1990.
10.9(e)(13)      European License Agreement, dated December 23, 1991, by and between Codemasters Software Company, Ltd. and the Registrant.
10.9(f)(13)      Third Amendment to United States License and First Amendment to European License, dated November 4, 1992.
10.9(g)(10)      Fourth Amendment to United States License Agreement, dated October 14, 1994.
10.10(12)        Agreement of Purchase and Sale, dated October 22, 1986, by and between ATC Building Company, as Seller, and the Registrant, as Buyer.
10.12(a)(1)      Lease Agreement, dated March 12, 1987, by and between Lincoln Alvarado and Patrician Associates, Inc., as
                 Lessor, and the Registrant, as Lessee.
10.12(b)(11)     Amendment No. 1 to Lease Agreement.
10.12(c)(15)     Lease Agreement, dated December 1, 1995, by and between 200 Fifth Avenue Associates as Lessor and the
                 Registrant, as Lessee.
11(15)           Statement of Computation of Per Share Earnings.
12(15)           Statement of Computation of Rate of Earnings to Fixed Charges and Preferred Stock Dividends
21(15)           Subsidiaries of the Registrant.
23               Consent of Price Waterhouse LLP (filed herewith).
27(15)           Financial Data Schedules.

(1)              Incorporated by reference to the Registrant's Amendment No. 1 to Registration Statement on Form 8-B, filed with the Securities and Exchange Commission (the "Commission") on January 11, 1988.
(2)              Incorporated by reference to the Registrant's Registration Statement on Form S-3, filed with the Commission on February 26, 1990.
(3)              Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, filed with the Commission on August 2, 1988.
(4)              Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1993, filed with the Commission on March 31, 1994.
(5)              Incorporated by reference to the Registrant's Registration Statement on Form 8-A, filed with the Commission on October 6, 1989.
(6)              Incorporated by reference to the Registrant's Registration Statement on Form 8-A, filed with the Commission on January 23, 1990.
(7)              Incorporated by reference to the Registrant's Registration Statement on Form S-8, Registration No. 33-56585,
                 filed with the Commission on November 23, 1994.
(8)              Incorporated by reference to the Registrant's Registration Statement on Form S-8, Registration No. 33-56587,
                 filed with the Commission on November 23, 1994.
(9)              Incorporated by reference to the Registrant's Registration Statement on Form S-8, Registration No. 33-56589,
                 filed with the Commission on November 23, 1994.
(10)             Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1994, filed with the Commission on March 31, 1995.
(11)             Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1991, filed with the Commission on March 30, 1992.
(12)             Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1986, filed with the Commission on March 31, 1987.
(13)             Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1992, filed with the Commission on March 31, 1993.
(14)             Incorporated by reference to the Registrant's Statement on Form S-1, Registration No. 33-00743, filed with the Commission on February 6, 1996.
(15)             Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1995, filed with the Commission on March 12, 1996.
*                Indicates exhibits relating to executive compensation.