Form 10-Q
period 1996-06-30
GALOOB LEWIS TOYS INC /DE/
filed 1996-08-13
CIK 751968

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from_______________to_______________

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

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes / / No / /

         APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common stock, par value $.01, 15,119,651 as of June 30, 1996.

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                                      INDEX

PART I  -  FINANCIAL INFORMATION

    Item 1                                                                Page

      - Condensed Consolidated Balance Sheets                                1

      - Condensed Consolidated Statements of Operations                      2

      - Condensed Consolidated Statements of Cash Flows                      3

      - Notes to Condensed Consolidated Financial Statements               4-6

    Item 2

      - Management's Discussion and Analysis of

        Financial Condition and Results of Operations                     7-12

PART II  -  OTHER INFORMATION

    Item 1

      - Legal Proceedings                                                   13


    Item 6

      - Exhibits and Reports on Form 8-K                                    13


SIGNATURE                                                                   14

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (in thousands, except shares)

                                                                                 (Unaudited)      (Unaudited)        (Audited)
                                                                                    June 30          June 30      December 31
ASSETS                                                                                 1996             1995             1995
- ------                                                                            ---------        ---------        ---------
CURRENT ASSETS:
  Cash and cash equivalents                                                       $   2,920        $   1,106        $   2,030
  Accounts receivable, net                                                           61,773           43,189           68,402
  Inventories                                                                        20,686           18,004           17,491
  Tooling and related costs                                                          12,983            8,095            8,311
  Prepaid expenses and other assets                                                  10,861           12,610           10,348
                                                                                  ---------        ---------        ---------
   TOTAL CURRENT ASSETS                                                             109,223           83,004          106,582

LAND, BUILDING AND EQUIPMENT, NET                                                    10,081            8,233            8,913

OTHER ASSETS                                                                          5,390            3,511            4,589
                                                                                  ---------        ---------        ---------
                                                                                  $ 124,694        $  94,748        $ 120,084
                                                                                  =========        =========        =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable                                                                   $  34,644        $  17,147        $  15,071
  Accounts payable                                                                   13,785           12,768           17,141
  Accrued expenses                                                                    8,493            9,467           14,547
  Income taxes payable                                                                  372              272              731
  Current portion of long-term debt                                                   4,318              213            4,422
                                                                                  ---------        ---------        ---------
      TOTAL CURRENT LIABILITIES                                                      61,612           39,867           51,912

LONG-TERM DEBT                                                                           --           18,309           14,000

SHAREHOLDERS' EQUITY:
 Preferred stock
  Authorized 1,000,000 shares
  Issued and outstanding 0 shares, 183,950 shares and 183,950 shares of $17
    Convertible Exchangeable Preferred Stock at $200 liquidation value
    per share                                                                            --           36,790           36,790
 Common stock, par value $.01 per share
  Authorized 50,000,000 shares
  Issued and outstanding 15,119,651
    shares, 10,070,889 shares and
    10,089,961 shares                                                                   151              101              101
 Additional paid-in capital                                                         105,774           31,638           31,579
 Retained earnings (deficit)                                                        (42,396)         (31,510)         (13,851)
 Cumulative translation adjustment                                                     (447)            (447)            (447)
                                                                                  ---------        ---------        ---------
   TOTAL SHAREHOLDERS' EQUITY                                                        63,082           36,572           54,172
                                                                                  ---------        ---------        ---------
                                                                                  $ 124,694        $  94,748        $ 120,084
                                                                                  =========        =========        =========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                               Three Months Ended               Six Months Ended
                                                    June 30                          June 30
                                            ------------------------        ------------------------
                                                1996            1995            1996            1995
                                            --------        --------        --------        --------
Net revenues                                $ 49,201        $ 38,219        $ 86,723        $ 71,560
Costs of products sold                        26,443          24,961          47,780          46,453
                                            --------        --------        --------        --------
Gross margin                                  22,758          13,258          38,943          25,107
                                            --------        --------        --------        --------
Operating expenses:
  Advertising and promotion                    6,607           5,358          12,411           9,662
  Other selling and administrative             5,876           5,910          13,253          12,332
  Royalties, research and development          9,192           5,414          15,502          10,093
                                            --------        --------        --------        --------
  Total operating expenses                    21,675          16,682          41,166          32,087
                                            --------        --------        --------        --------
Earnings (loss) from operations                1,083          (3,424)         (2,223)         (6,980)

Interest expense                                (767)           (737)         (1,596)         (1,387)
Other income (expense), net                       71              74              91             109
                                            --------        --------        --------        --------
Earnings (loss) before
  income taxes                                   387          (4,087)         (3,728)         (8,258)
Provision for income taxes                        --              --              --              --
                                            --------        --------        --------        --------
Net earnings (loss)                              387          (4,087)         (3,728)         (8,258)
Preferred stock dividends:
   Paid                                            6              --               6              --
   In arrears                                     --             782              15           1,564
Charge related to the exchange
   of preferred stock for common                  --              --          24,279              --
                                            --------        --------        --------        --------
Net earnings (loss) applicable
   to common shares                         $    381        $ (4,869)       $(28,028)       $ (9,822)
                                            ========        ========        ========        ========
Common shares and common share
  equivalents outstanding - Average           16,222          10,067          12,774          10,064

Net earnings (loss) per common share:
  Primary                                   $   0.02        ($  0.48)       ($  2.19)       ($  0.98)
  Fully diluted                             $   0.02        ($  0.48)       ($  2.19)       ($  0.98)

The accompanying notes are an integral part of these Consolidated Financial Statements.

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands, except shares)

                                                                   (Unaudited)
                                                            Six Months Ended June 30
                                                            ------------------------
                                                                1996            1995
                                                            --------        --------
   CASH FLOW FROM OPERATING ACTIVITIES:
   Net earnings (loss)                                      $ (3,728)       $ (8,258)
      Adjustments to reconcile net earnings
      (loss) to net cash provided by (used in)
      operating activities:
      Depreciation                                               350             130
      Changes in assets and liabilities:
        Accounts receivable                                    6,629          14,695
        Inventories                                           (3,195)         (1,180)
        Tooling and related costs                             (4,672)            284
        Prepaid expenses and other assets                     (2,148)         (9,067)
        Accounts payable                                      (3,356)         (2,205)
        Accrued expenses                                      (5,727)         (5,461)
        Income taxes payable                                    (359)           (227)
                                                            --------        --------
      Net cash (used in) provided by operating
        activities                                           (16,206)        (11,289)
                                                            --------        --------
CASH FLOW FROM INVESTING ACTIVITIES:
   Investment in land, building and
        equipment, net                                        (1,518)             37
                                                            --------        --------
      Net cash (used in) provided by investing
        activities                                            (1,518)             37
                                                            --------        --------
CASH FLOW FROM FINANCING ACTIVITIES:
   Net borrowings under notes payable                         19,573          10,176
   Repayments under long-term debt agreements                   (104)           (105)
   Proceeds from issuance of common stock                        875              62
   Redemption of preferred stock                                (462)             --
   Costs associated with the conversion
      of debentures and the preferred shares exchange         (1,268)             --
                                                            --------        --------
   Net cash (used in) provided by financing
      activities                                              18,614          10,133
                                                            --------        --------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                               890          (1,119)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                          2,030           2,225
                                                            --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $  2,920        $  1,106
                                                            ========        ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:

During the six months ended June 30, 1996, $14,000 of the Company's 8% convertible subordinated debentures were converted into 1,511,872 shares of its common stock. Deferred loan costs and accrued interest amounting to approximately $505, net, were debited to additional paid-in capital. See Note H.

During the six months ended June 30, 1996, 1,822,899 depositary shares of the Company's preferred stock were exchanged for 3,359,432 shares of its common stock. See Note I.

The accompanying notes are an integral part of these Consolidated Financial Statements.

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    THREE AND SIX MONTHS ENDED JUNE 30, 1996
                                   (Unaudited)

NOTE A -  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheets as of June 30, 1996 and 1995 and the condensed consolidated statements of operations for the three and six month periods ended June 30, 1996 and 1995 and the condensed consolidated statements of cash flows for the six month periods ended June 30, 1996 and 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1996 and 1995 and for all periods presented have been made.

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

The results of operations for the three and six month periods ended June 30, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

NOTE B - LEGAL RECOVERY

For the three and six month periods ended June 30, 1996, other selling and administrative expenses were reduced by $2.3 million received in settlement of a claim for damages. This benefit was partially offset by $1.3 million and $2.0 million of unusual legal expenses incurred during the three and six month periods ended June 30, 1996, respectively, related to this claim and a lawsuit where the Company is the plaintiff.

NOTE C - CREDIT AGREEMENT

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

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    THREE AND SIX MONTHS ENDED JUNE 30, 1996
                                   (Unaudited)

NOTE D - INVENTORIES
(in thousands)                       June 30            December 31
                              ---------------------       -------
                                 1996          1995          1995
                              -------       -------       -------
Finished goods                $19,589       $17,120       $17,023
Raw materials and parts         1,097           884           468
                              -------       -------       -------
                              $20,686       $18,004       $17,491
                              =======       =======       =======

NOTE E - TOOLING AND RELATED COSTS

Effective beginning January 1, 1996, the Company changed the timing of its annual amortization of tooling, packaging design and sample costs. These costs are now being amortized on a percentage of annual sales basis rather than the previous straight-line basis. The Company believes this change improves the matching of costs and revenues within the annual period. The effect of this change in timing was to decrease costs of products sold and increase net income by approximately $900,000 or $.06 per common share for the three months ended June 30, 1996 and decrease costs of products sold and net loss by approximately $1,500,000 or $.12 per common share for the six months ended June 30, 1996. This change in estimate will result in no impact on net income on an annual basis.

Research and development expenses incurred amounted to $2,631,000 and $2,130,000 for the three months ended June 30, 1996 and 1995, respectively and $5,063,000 and $4,466,000 for the six months ended June 30, 1996 and 1995, respectively.

NOTE F - INCOME TAXES

At December 31, 1995, the Company had federal net operating loss carryforwards for income tax purposes of approximately $7,300,000. The carryforwards expire in various years through the year 2008. The Company also has federal minimum tax credit carryforwards of $1,028,000 that are allowed to be carried forward indefinitely and federal research and development credits of $765,000, which will expire in various years through the year 2003. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of operating loss carryforwards which can be utilized.

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

NOTE G - LEGAL PROCEEDINGS

The current status of litigation is described in Part II, Item 1, herein.

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    THREE AND SIX MONTHS ENDED JUNE 30, 1996
                                   (Unaudited)

NOTE H - LONG-TERM DEBT

In February 1996, the Company issued a call for the redemption of its 8% Convertible Subordinated Debentures originally due November 30, 2000 (the "Debentures"). This call resulted in the conversion on March 15, 1996, of all $14,000,000 Debentures at $9.26 per share and the issuance of 1,511,872 new shares of common stock.

NOTE I - SHAREHOLDER'S EQUITY

In February 1996, the Company offered to exchange 1.85 shares of its common stock for each Depositary Exchangeable Preferred Share (the "Depositary Shares") outstanding. Each Depositary Share represents 1/10th of a share of $17.00 Convertible Exchangeable Preferred Stock. This inducement offer was accepted by the owners of 98% of the Depositary Shares resulting in the issuance of 3,336,433 shares of common stock on March 29, 1996. Generally accepted accounting principles require a non-cash charge to reduce Net Earnings Applicable to Common Shares in the calculation of Earnings Per Share for the fair value of the securities issued in excess of the existing conversion rate of approximately 1.185 common shares. This charge amounted to $24,279,000 and had the effect of increasing the net loss per common share by $2.32 from $.39 to $2.71 in the first quarter of 1996 and by $1.90 from $.29 to $2.19 in the six months ended June 30, 1996.

Of the remaining 2% Depositary Shares, approximately 1% of the shares were converted using the conversion rate of approximately 1.185 common shares and the remaining 1% were redeemed in cash for approximately $462,000 during the quarter ended June 30, 1996.

NOTE J - RECENT ACCOUNTING PRONOUNCEMENT

The FASB issued a new standard, SFAS No. 123, "Accounting for Stock-Based Compensation," which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock options and similar equity instruments under APB Opinion 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. The Company has determined to continue to account for stock options using APB Opinion 25 and will make required pro forma disclosures in the notes to its consolidated financial statements. The Company will be required to adopt the new standard for the year ending December 31, 1996.

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Results of Operations

To improve the matching of costs and revenues, the Company has revised the timing of its annual amortization of tooling, packaging design and sample costs. These costs are now being amortized on a percentage of annual sales basis rather than the previous straight-line basis. This change increased net income for the three months ended June 30, 1996 by $.06 per common share and reduced the net loss for the six months ended June 30, 1996 by $.12 per common share.

The following table sets forth for the periods indicated the percentage relationships between revenues and certain expense and earnings items:

                                                      Percentage of Net Revenues
                                          -----------------------------------------------
                                             Three Months                 Six Months
                                                 Ended                       Ended
                                                June 30                     June 30
                                          -------------------         -------------------
                                           1996          1995          1996          1995
                                          -----         -----         -----         -----
Net revenues                              100.0%        100.0%        100.0%        100.0%
Costs of products sold                     53.7          65.3          55.1          64.9
                                          -----         -----         -----         -----
Gross margin                               46.3          34.7          44.9          35.1
Advertising and promotion                  13.5          14.0          14.3          13.6
Other selling and administrative           11.9          15.5          15.3          17.2
Royalties, research and development        18.7          14.2          17.9          14.1
                                          -----         -----         -----         -----
Earnings (loss) from operations             2.2          (9.0)         (2.6)         (9.8)
Interest expense                           (1.5)         (1.9)         (1.8)         (1.9)
Other income (expense), net                 0.1           0.2           0.1           0.2
Provision for income taxes                   --            --            --            --
                                          -----         -----         -----         -----
Net earnings (loss)                         0.8%        (10.7)%        (4.3)%       (11.5)%
                                          =====         =====         =====         =====

1996 Compared to 1995

Net sales increased 29% to $49.2 million in the second quarter of 1996 as compared to $38.2 million in the second quarter of 1995. These second quarter results were driven by high worldwide consumer demand across virtually the entire Galoob product line. The Company's second quarter domestic sales rose by 53% over 1995, marking the second consecutive quarter of sales growth in excess of 50%. Domestic consumer demand for the Company's products, a key indicator of product line strength, ran at more than 50% ahead of the prior year. Internationally, the product line's strength overcame a difficult retail environment. The Company's international unit set a new second quarter sales record as international sales increased 4% to $19.5 million in 1996 from $18.8 million in 1995.

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The Company's worldwide sales of boys' toys increased 59.4% in the second quarter of 1996 as compared to the second quarter of 1995. The growth in net sales of the boys' toys line of business for the three months ended June 30, 1996 was attributable to the following: (1) worldwide sales of Micro Machines(R), led by the recently introduced Star Wars(TM) Action Fleet(TM), an extensive line of Star Wars vehicles, playsets and miniature action figures, increased by 41% versus the comparable period from the previous year, and (2) in March 1996, the Company initiated sales of Dragon Flyz(TM) , a line of flying action figures plus vehicles and accessories. This increase was offset by a decrease in sales of Biker Mice From Mars(TM).

The Company's worldwide sales of girls' toys increased slightly for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. The increase was led principally by the Pound Puppies(R) line.

Net sales increased 21% to $86.7 million in the six months ended June 30, 1996 as compared to $71.6 million in the six months ended June 30, 1995. The growth in net sales in the first six months of 1996 was attributable to the domestic sales which increased 53.7%, rising to $56.3 million. International sales decreased 13%, reflecting slower first quarter sales prior to the second quarter recovery.

The growth in net sales of the boys' and girls' toys line of business for the six months ended June 30, 1996 was attributable to the same factors noted for the second quarter.

Gross margins increased $9.5 million to $22.8 in the second quarter of 1996 from $13.3 million in the second quarter of 1995. The higher sales volume increased gross margin by $3.8 million and an increase in the gross margin rate accounted for $5.7 million. The gross margin rate increased to 46.3% in the second quarter of 1996 from 34.7% in the second quarter of 1995. The increase in the gross margin rate was attributable to the following: (1) economies of scale associated with the utilization of tooling, (2) reduced product costs, (3) a change in product mix, and (4) a favorable mix of sales between domestic and international markets. The Company's gross margin rate on domestic sales is significantly greater than foreign sales because the Company's prices on foreign sales are lower than on domestic sales as the foreign customer is responsible for the cost of importing and promoting the products. To improve the matching of costs and revenues, in January 1996, the Company revised the timing of its amortization of tooling and packaging design costs. These costs are now being amortized on a percentage of annual sales basis rather than the previous straight-line basis. This change also contributed to the gross margin improvement but will reverse during the second half of the year.

Gross margins increased $13.8 million to $38.9 million in the first six months of 1996 from $25.1 million in the first six months of 1995. The higher sales volume increased the gross margin by $5.3 million and an increase in the gross margin rate accounted for $8.5 million. The gross margin rate

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

increased to 44.9% in the first six months of 1996 from 35.1% in the first six months of 1995. The increase in the gross margin rate was attributable to the same factors noted for the second quarter.

Advertising and promotion expenses were $6.6 million in the second quarter of 1996 as compared to $5.4 million in the second quarter of 1995. For the six months ended June 30, 1996, these expenses were $12.4 million as compared to $9.7 million in the six months ended June 30, 1995. The higher expenses were primarily a result of a planned increase in domestic television advertising expenses in connection with the Company's expanded product lines and sales growth. For the three and six month periods ended June 30, 1996, these television advertising expenses were a higher percentage of consolidated net revenues as compared to the three and six month periods ended June 30, 1995. However, as a percentage of domestic net revenues, these expenses were slightly lower.

Other selling and administrative expenses were $5.9 million in the second quarter of 1996 as compared to $5.9 million in the second quarter of 1995. For the six months ended June 30, 1996, these expenses were $13.3 million as compared to $12.3 million in the six months ended June 30, 1995. Other selling and administrative expenses in the second quarter and six months ended June 30, 1996 were reduced by $2.3 million received in settlement of a claim for damages. This benefit was partially offset by $1.3 million and $2.0 million of unusual legal expenses incurred during the second quarter and six months ended June 30, 1996, respectively, related to this claim and a lawsuit where the Company is the plaintiff. Additionally, the Company incurred higher planned personnel costs during the second quarter and six months ended June 30, 1996.

Royalties, research and development expenses were $9.2 million in the second quarter of 1996 as compared to $5.4 million in the second quarter of 1995. For the six months ended June 30, 1996, these expenses were $15.5 million as compared to $10.1 million in the six months ended June 30, 1995. The increase in the second quarter of 1996 was due to higher royalty expenses associated with increased sales volume and the write-off of royalty advances associated with discontinued products as well as increased research and development expenses associated with the expansion of the Company's lines of toys. The increase in royalties, research and development for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 was due to the same factors noted for the second quarter.

Interest expense was $0.8 million in the second quarter of 1996 as compared to $0.7 million in the second quarter of 1995. For the six months ended June 30, 1996, this expense was $1.6 million as compared to $1.4 million in the six months ended June 30, 1995. The increase was due primarily to higher average borrowings outstanding during the three and six month periods partially offset by a lower average interest rate and the retirement of the 8% Convertible Subordinated Debentures originally due November 30, 2000 (the "Debentures").

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

No tax recovery was reported because of the cumulative net operating loss brought forward into the year. At December 31, 1995, the Company had net operating loss carryforwards of approximately $7.3 million and unused federal tax credits of approximately $1.8 million available to reduce taxes in future periods. At December 31, 1995 and June 30, 1996, the Company maintained a valuation reserve on its net deferred tax assets. The Company will continue to periodically evaluate this reserve in accordance with Statement of Financial Accounting Standards Number 109, "Accounting for Income Taxes."

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

When used in this Form 10-Q, in any filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "projected," "projections," "plans" or similar expression are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Liquidity, Financial Resources and Capital Expenditures

Demand for the Company's products is greatest in the third and fourth quarter of the year. A substantial portion of the Company's shipments to customers in the United States are made on terms that permit payment more than 90 days after shipment of merchandise. This results in collections peaking in the fourth quarter and first quarter of the following year. Goods sold directly from the Far East are primarily sold under bank letters of credit, with most payments received within 30 days of shipment.

Due to the seasonality of its revenues and collections, the Company's working capital requirements fluctuate significantly during the year. The Company's seasonal financing requirements are highest during the fourth quarter.

On March 31, 1995, the Company entered into an amended and restated loan and security agreement (the "Loan Agreement") with Congress Financial Corporation (Central) (the "Lender"). The Loan Agreement extends through March 31, 1997 and provides a line of credit of $40 million, with provision to increase the line to $60 million at the option of the Company. Borrowing availability is determined by a formula based on qualified assets. The interest is at prime rate plus 1%. The Loan Agreement provides that dividend payments may not be made without the prior consent of the Lender. At June 30, 1996, approximately $34.6 million was outstanding and $5.1 million was available to borrow under the Loan Agreement.

During the first quarter of 1996, the Company completed two transactions which strengthened its capital structure. First, in February 1996, the Company issued a call for the redemption of its Debentures. This call resulted in the conversion on March 15, 1996, of all $14,000,000 Debentures at $9.26 per share. This conversion resulted in the issuance of 1,511,872 new shares of common stock. Second, also in February 1996, the Company offered to exchange 1.85 shares of its common stock for each Depositary Exchangeable Preferred Share (the "Depositary Shares") outstanding. Each Depositary Share represents 1/10th of a share of $17.00 Convertible Exchangeable Preferred Stock. This inducement offer was accepted by the owners of 98% of the Depositary Shares resulting in the issuance of 3,336,433 shares of common stock on March 29, 1996. In June 1996, the remaining 2% Depositary Shares were converted into common stock or redeemed for cash. See Note I.

During the six months ended June 30, 1996, the Company used $16.2 million of cash in its operating activities. The usage resulted from the net loss, increases in inventories, tooling and related costs and prepaid expenses and decreases in accounts payable and accrued expenses. These changes reflect the Company's normal seasonal pattern and the increase in sales volume.

Working capital was $47.6 million at June 30, 1996 as compared to $54.7 million at December 31, 1995 and $43.1 million at June 30, 1995. The ratio of current assets to current liabilities was 1.8 to

                    LEWIS GALOOB TOYS, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

1.0 at June 30, 1996 as compared to 2.1 to 1.0 at December 31, 1995 and 2.1 to
1.0 at June 30, 1995.

The Company had no material commitments for capital expenditures at June 30, 1996.

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

                                        LEWIS GALOOB TOYS, INC.
                                        (Registrant)

Date:         August 13, 1996            By:       /s/ Roger J. Kowalsky
                                               --------------------------
                                               Roger J. Kowalsky
                                               Executive Vice President, Finance
                                               and Chief Financial Officer

                                  EXHIBIT 27
                                  ----------



                    Exhibit 27     Financial Data Schedule