Form 10-Q
period 1996-09-30
GALOOB TOYS INC
filed 1996-11-13
CIK 751968

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

     For the quarterly period ended            September 30, 1996

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                          Commission file number 1-9599

          GALOOB TOYS, INC. (FORMERLY KNOWN AS LEWIS GALOOB TOYS, INC.)
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                                     94-1716574
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

500 Forbes Boulevard,    South San Francisco, California              94080
---------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code  (415) 952-1678

               Former name, former address and former fiscal year,
                          if changed since last report

       Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

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

       Common stock, par value $.01, 15,149,651 as of September 30, 1996.

                       GALOOB TOYS, INC. AND SUBSIDIARIES

                                      INDEX

PART I  -  FINANCIAL INFORMATION

    Item 1                                                                                                  Page
      - Condensed Consolidated Balance Sheets                                                                  1

      - Condensed Consolidated Statements of Operations                                                        2

      - Condensed Consolidated Statements of Cash Flows                                                        3

      - Notes to Condensed Consolidated Financial Statements                                                 4-7

    Item 2

      - Management's Discussion and Analysis of
        Financial Condition and Results of Operations                                                       8-13

PART II  -  OTHER INFORMATION

    Item 1

      - Legal Proceedings                                                                                  14-15

    Item 6

      - Exhibits and Reports on Form 8-K                                                                      15

SIGNATURE                                                                                                     16

                       GALOOB TOYS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (in thousands, except shares)

                                                                               (Unaudited)     (Unaudited)       (Audited)
                                                                              September 30    September 30     December 31
                                                                                   1996            1995            1995
                                                                               ---------       ---------       ---------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                                                      $   2,244       $   3,758       $   2,030
  Accounts receivable, net                                                          99,018          65,873          68,402
  Inventories                                                                       23,219          19,236          17,491
  Tooling and related costs                                                         15,247           7,298           8,311
  Prepaid expenses and other assets                                                  9,069           9,975          10,348
                                                                                 ---------       ---------       ---------
   TOTAL CURRENT ASSETS                                                            148,797         106,140         106,582
LAND, BUILDING AND EQUIPMENT, NET                                                   10,158           8,168           8,913
OTHER ASSETS                                                                         6,000           3,036           4,589
                                                                                 ---------       ---------       ---------
                                                                                 $ 164,955       $ 117,344       $ 120,084
                                                                                 =========       =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable                                                                  $  44,043       $  25,312       $  15,071
  Accounts payable                                                                  25,137          18,968          17,141
  Accrued expenses                                                                  17,159          10,921          14,547
  Income taxes payable                                                               1,742             248             731
  Current portion of long-term debt                                                  4,266             214           4,422
                                                                                 ---------       ---------       ---------
      TOTAL CURRENT LIABILITIES                                                     92,347          55,663          51,912
LONG-TERM DEBT                                                                          --          18,256          14,000
SHAREHOLDERS' EQUITY:
 Preferred stock
  Authorized 1,000,000 shares
  Issued and outstanding 0 shares, 183,950 shares and 183,950 shares of $17
    Convertible Exchangeable Preferred Stock at $200 liquidation value
    per share                                                                           --          36,790          36,790
 Common stock, par value $.01 per share
  Authorized 50,000,000 shares
  Issued and outstanding 15,149,651
    shares, 10,077,265 shares and
    10,089,961 shares                                                                  152             101             101
 Additional paid-in capital                                                        106,030          31,671          31,579
 Retained earnings (deficit)                                                       (33,127)        (24,690)        (13,851)
 Cumulative translation adjustment                                                    (447)           (447)           (447)
                                                                                 ---------       ---------       ---------
   TOTAL SHAREHOLDERS' EQUITY                                                       72,608          43,425          54,172
                                                                                 ---------       ---------       ---------
                                                                                 $ 164,955       $ 117,344       $ 120,084
                                                                                 =========       =========       =========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                       GALOOB TOYS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                              Three Months Ended              Nine Months Ended
                                                 September 30                    September 30
                                           -----------------------       -------------------------
                                             1996           1995           1996             1995
                                           --------       --------       ---------       ---------
Net revenues                               $ 88,547       $ 65,518       $ 175,270       $ 137,078
Costs of products sold                       45,261         36,648          93,041          83,101
                                           --------       --------       ---------       ---------
Gross margin                                 43,286         28,870          82,229          53,977
                                           --------       --------       ---------       ---------
Operating expenses:
  Advertising and promotion                  11,066          8,077          23,477          17,739
  Other selling and administrative           10,493          6,412          23,746          18,744
  Royalties, research and development        10,097          6,678          25,599          16,771
                                           --------       --------       ---------       ---------
  Total operating expenses                   31,656         21,167          72,822          53,254
                                           --------       --------       ---------       ---------
Earnings (loss) from operations              11,630          7,703           9,407             723
Interest expense                             (1,069)          (970)         (2,665)         (2,357)
Other income (expense), net                      94            104             185             213
                                           --------       --------       ---------       ---------
Earnings (loss) before
  income taxes                               10,655          6,837           6,927          (1,421)
Provision for income taxes                    1,386             --           1,386              --
                                           --------       --------       ---------       ---------
Net earnings (loss)                           9,269          6,837           5,541          (1,421)
Preferred stock dividends:
   Paid                                          --             --               6              --
   In arrears                                    --            781              15           2,345
Charge related to the exchange
   of preferred stock for common                 --             --          24,279              --
                                           --------       --------       ---------       ---------
Net earnings (loss) applicable
   to common shares                        $  9,269       $  6,056       $ (18,759)      $  (3,766)
                                           ========       ========       =========       =========
Average common shares outstanding            16,387         10,373          13,565          10,068
Net earnings (loss) per common share:
  Primary                                  $   0.57       $   0.58       $   (1.38)      $   (0.37)
  Fully diluted                            $   0.57       $   0.50       $   (1.38)      $   (0.37)

The accompanying notes are an integral part of these Consolidated Financial Statements.

                       GALOOB TOYS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands, except shares)
                                   (Unaudited)

                                                     Nine Months Ended September 30
                                                     ------------------------------
                                                             1996           1995
                                                           --------       --------
   CASH FLOW FROM OPERATING ACTIVITIES:
   Net earnings (loss)                                     $  5,541       $ (1,421)
      Adjustments to reconcile net earnings
      (loss) to net cash provided by (used in)
      operating activities:
      Depreciation                                              540            398
      Changes in assets and liabilities:
        Accounts receivable                                 (30,616)        (7,990)
        Inventories                                          (5,728)        (2,412)
        Tooling and related costs                            (6,936)         1,081
        Prepaid expenses and other assets                      (964)        (5,957)
        Accounts payable                                      7,996          3,995
        Accrued expenses                                      2,939         (4,006)
        Income taxes payable                                  1,011           (251)
                                                           --------       --------
      Net cash (used in) provided by operating
        activities                                          (26,217)       (16,563)
                                                           --------       --------
CASH FLOW FROM INVESTING ACTIVITIES:
   Investment in land, building and
        equipment, net                                       (1,785)          (166)
                                                           --------       --------
      Net cash (used in) provided by investing
        activities                                           (1,785)          (166)
                                                           --------       --------
CASH FLOW FROM FINANCING ACTIVITIES:
   Net borrowings under notes payable                        28,972         18,341
   Repayments under long-term debt agreements                  (156)          (158)
   Proceeds from issuance of common stock                     1,144             79
   Redemption of preferred stock                               (462)            --
   Costs associated with the conversion
      of debentures and the preferred shares exchange        (1,282)            --
                                                           --------       --------
   Net cash (used in) provided by financing
      activities                                             28,216         18,262
                                                           --------       --------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                              214          1,533
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                         2,030          2,225
                                                           --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $  2,244       $  3,758
                                                           ========       ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:

During the nine months ended September 30, 1996, $14,000 of the Company's 8% convertible subordinated debentures were converted into 1,511,872 shares of its common stock. Deferred loan costs and accrued interest amounting to approximately $505, net, were debited to additional paid-in capital. See Note H.

During the nine months ended September 30, 1996, 1,822,899 depositary shares of the Company's preferred stock were exchanged for 3,359,432 shares of its common stock. See Note I.

The accompanying notes are an integral part of these Consolidated Financial Statements.

                       GALOOB TOYS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (Unaudited)

NOTE A - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheets as of September 30, 1996 and 1995 and the condensed consolidated statements of operations for the three and nine month periods ended September 30, 1996 and 1995 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 1996 and 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1996 and 1995 and for all periods presented have been made.

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

The results of operations for the three and nine month periods ended September 30, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

NOTE B - LEGAL

Other selling and administrative expenses for the quarter ended September 30, 1996 include $0.9 million of net additional expense resulting from (a) the estimated net cost to the Company of an adverse judgment in a lawsuit, (b) an additional recovery received by the Company in settlement of a claim for damages, and (c) legal expenses incurred related to the lawsuit and the claim. For the nine months ended September 30, 1996, the total of the above items resulted in net additional expense of $0.5 million.

The current status of litigation is described in Part II, Item 1, herein.

NOTE C - CREDIT AGREEMENT

On March 31, 1995, the Company entered into an amended and restated loan and security agreement (the "Loan Agreement") with Congress Financial Corporation (Central) (the "Lender"). The Loan Agreement extends through March 31, 1997 and provided an original line of credit of $40 million which has been increased to $50 million, with a provision to increase the line to $60 million at the option of the Company. Borrowing availability is determined by a formula based on both accounts receivable and inventories. The interest rate is at prime rate plus 1%. In consideration for entering into the Loan Agreement, the Company paid a $100,000 fee; additional fees of $100,000 were paid as the Company exercised its option to increase the line. The Company has also agreed to pay an unused line fee of 0.25% and certain management fees.

                       GALOOB TOYS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (Unaudited)

NOTE D - INVENTORIES
(in thousands)                                September 30            December 31
                                              ------------            -----------
                                          1996            1995            1995
                                         -------         -------         -------
Finished goods                           $23,165         $18,521         $17,023
Raw materials and parts                       54             715             468
                                         -------         -------         -------
                                         $23,219         $19,236         $17,491
                                         =======         =======         =======

NOTE E - TOOLING AND RELATED COSTS

Effective January 1, 1996, the Company changed the timing of its annual amortization of tooling, packaging design and sample costs. These costs are now being amortized on a percentage of annual sales basis rather than the previous straight-line basis. The Company believes this change improves the matching of costs and revenues within the annual period. The effect of this change in timing was to increase costs of products sold by approximately $600,000 for the three months ended September 30, 1996 and decrease costs of products sold by approximately $900,000 for the nine months ended September 30, 1996. This change in estimate will result in no impact on net income on an annual basis.

Research and development expenses incurred amounted to $2.3 million and $1.7 million for the three months ended September 30, 1996 and 1995, respectively and $7.4 million and $6.2 million for the nine months ended September 30, 1996 and 1995, respectively.

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

                       GALOOB TOYS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (Unaudited)

NOTE G - RELATED PARTY TRANSACTIONS

On August 29, 1996, Mark D. Goldman, President, Chief Executive Officer and Director of the Company, borrowed $950,000 in connection with the purchase of a personal residence and executed a note payable to the Company, which is secured by a second mortgage on such residence. The note will bear no interest unless Mr. Goldman's employment with the Company is terminated, and, at such time, the note will bear interest at one percent per annum in excess of the prime rate. Principal in the amount of $100 shall be paid on the first of each month. The balance of the principal shall be paid on the earlier to occur of (i) August 30, 2006 or (ii) one year from the date Mr. Goldman's employment with the Company is terminated.

NOTE H - LONG-TERM DEBT

In February 1996, the Company issued a call for the redemption of its 8% Convertible Subordinated Debentures originally due November 30, 2000 (the "Debentures"). This call resulted in the conversion on March 15, 1996, of all $14,000,000 Debentures at $9.26 per share and the issuance of 1,511,872 new shares of common stock.

NOTE I - SHAREHOLDERS' EQUITY

In February 1996, the Company offered to exchange 1.85 shares of its common stock for each Depositary Exchangeable Preferred Share (the "Depositary Shares") outstanding. Each Depositary Share represents 1/10th of a share of $17.00 Convertible Exchangeable Preferred Stock. This inducement offer was accepted by the owners of 98% of the Depositary Shares resulting in the issuance of 3,336,433 shares of common stock on March 29, 1996. Generally accepted accounting principles require a non-cash charge to reduce Net Earnings Applicable to Common Shares in the calculation of Earnings Per Share for the fair value of the securities issued in excess of the existing conversion rate of approximately 1.185 common shares per Depositary Share. This charge amounted to $24,279,000 and had the effect of increasing the net loss per common share by $2.32 from $.39 to $2.71 in the first quarter of 1996 and by $1.76 from net earnings per common share of $.38 to a net loss per common share of $1.38 in the nine months ended September 30, 1996.

Of the remaining 2% of the Depositary Shares, approximately 1% of the shares were converted using the conversion rate of approximately 1.185 common shares and the remaining 1% were redeemed in cash for approximately $462,000 during the quarter ended June 30, 1996.

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

                       GALOOB TOYS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (Unaudited)

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

NOTE K - PROPOSED EQUITY OFFERING

On September 27, 1996, the Company filed a registration statement with the Securities and Exchange Commission for a public offering of 2,392,866 shares of its common stock. Two million of these shares will be offered by the Company, and 392,866 shares will be offered by an unaffiliated holder of warrants to purchase the Company's common stock that were originally granted in 1988. The Company has granted the underwriters a 45-day option to purchase up to 358,930 additional shares of common stock solely to cover over-allotments.

The net proceeds to the Company from the sale of 2,000,000 shares offered by it will be used to repay indebtedness under its short-term credit facility, retire a mortgage on the Company's headquarters, and for working capital and general corporate purposes, which could include payments to acquire entertainment license rights or other license rights for future toy products and properties.

                       GALOOB TOYS, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth for the periods indicated the percentage relationships between revenues and certain expense and earnings items:

                                                  Percentage of Net Revenues
                                                  --------------------------
                                            Three Months                Nine Months
                                                Ended                      Ended
                                            September 30               September 30
                                            ------------               ------------
                                          1996         1995         1996         1995
                                         -----        -----        -----        -----
Net revenues                             100.0%       100.0%       100.0%       100.0%
Costs of products sold                    51.1         55.9         53.1         60.6
                                         -----        -----        -----        -----
Gross margin                              48.9         44.1         46.9         39.4
Advertising and promotion                 12.5         12.3         13.4         13.0
Other selling and administrative          11.9          9.8         13.5         13.7
Royalties, research and development       11.4         10.2         14.6         12.2
                                         -----        -----        -----        -----
Earnings (loss) from operations           13.1         11.8          5.4          0.5
Interest expense                          (1.2)        (1.5)        (1.5)        (1.7)
Other income (expense), net                0.1          0.1          0.1          0.2
Provision for income taxes                (1.6)          --         (0.8)          --
                                         -----        -----        -----        -----
Net earnings (loss)                       10.4%        10.4%         3.2%        (1.0)%
                                         =====        =====        =====        =====

1996 Compared to 1995

Net sales increased 35% to $88.5 million in the third quarter of 1996 as compared to $65.5 million in the third quarter of 1995. This sales growth was led by three of the Company's new lines for 1996 -- Dragon Flyz(TM), the world's first articulated male action figure that actually flies; Star Wars(TM) Action Fleet(TM), an extensive line of Star Wars vehicles, playsets, and miniature action figures; and Jonny Quest(TM), the line of vehicles and miniature figures based on characters from the TV series, The Real Adventures of Jonny Quest, which began shipping during the third quarter. The Company's third quarter domestic sales rose by 52% over 1995, marking the third consecutive quarter of sales growth in excess of 50%. Domestic consumer demand for the Company's products, a key indicator of product line strength, ran at more than 36% ahead of the prior year. Internationally, the product line's strength overcame a difficult retail environment. The Company's international unit set a new quarterly sales record as international sales increased 15% to $34.0 million in 1996 from $29.5 million in 1995.

The Company's worldwide sales of boys' toys increased 82% in the third quarter of 1996 as compared to the third quarter of 1995. The growth in net sales of the boys' toys was attributable to the following: (1) worldwide sales of Micro Machines(R), led by Star Wars Action Fleet, increased 41% versus the comparable period from the previous year, and (2) during 1996, the Company initiated

                       GALOOB TOYS, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

sales of Dragon Flyz and Jonny Quest. This increase was partially offset by the expected decrease in international sales of Biker Mice From Mars(TM).

The Company's worldwide sales of girls' toys decreased 21% in the third quarter of 1996 as compared to the third quarter of 1995. This was due to a decrease in sales of the Company's Sky Dancers and My Pretty DollHouse line's, partially offset by sales of the Company's Pound Puppies(R) line which was introduced in the fourth quarter of 1995.

Net sales increased 28% to $175.3 million in the nine months ended September 30, 1996 as compared to $137.1 million in the nine months ended September 30, 1995. The growth in net sales in the first nine months of 1996 was attributable to domestic sales which increased 53%, rising to $110.9 million in 1996 from $72.8 million in 1995. International sales, reflecting a second and third quarter recovery were $64.4 million in the nine months ended September 30, 1996 as compared to $64.3 million in the nine months ended September 30, 1995.

The Company's worldwide net sales of boys' toys increased 59% to $121.4 million in the nine months ended September 30, 1996 as compared to $76.6 million in the nine months ended September 30, 1995. The Company's worldwide net sales of girls' toys decreased 3% to $51.8 million in the nine months ended September 30, 1996 as compared to $53.3 million in the nine months ended September 30, 1995. The change in net sales of the boys' and girls' toys was attributable to the same factors noted for the third quarter.

Gross margins increased $14.4 million to $43.3 in the third quarter of 1996 from $28.9 million in the third quarter of 1995. The higher sales volume increased gross margin by $10.1 million and an increase in the gross margin rate accounted for $4.3 million. The gross margin rate increased to 48.9% in the third quarter of 1996 from 44.1% in the third quarter of 1995. The increase in the gross margin rate was attributable to the following: (1) economies of scale associated with the utilization of tooling, (2) reduced product costs, (3) a change in product mix, and (4) a favorable mix of sales between domestic and international markets. The Company's gross margin rate on domestic sales is significantly greater than foreign sales because the Company's prices on foreign sales are lower than on domestic sales as the foreign customer is responsible for the cost of importing and promoting the products. To improve the matching of costs and revenues, in January 1996, the Company revised the timing of its amortization of tooling and packaging design costs. These costs are now being amortized on a percentage of annual sales basis rather than the previous straight-line basis. This change negatively impacted gross margin by $600,000 in the third quarter of 1996, partially offsetting the positive impact of $1.5 million in the first half of 1996. While this change will have no impact on the full year results, it will also negatively impact the fourth quarter of 1996 as compared to the fourth quarter of 1995.

Gross margins increased $28.2 million to $82.2 million in the nine months ended September 30, 1996 from $54.0 million in the nine months ended September 30, 1995. The higher sales volume increased

                       GALOOB TOYS, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

the gross margin by $15.0 million and an increase in the gross margin rate accounted for $13.2 million. The gross margin rate increased to 46.9% in the nine months ended September 30, 1996 from 39.4% in the nine months ended September 30, 1995. The increase in the gross margin rate was attributable to the same factors as noted for the third quarter.

Advertising and promotion expenses were $11.1 million in the third quarter of 1996 as compared to $8.1 million in the third quarter of 1995. For the nine months ended September 30, 1996, these expenses were $23.5 million as compared to $17.7 million in the nine months ended September 30, 1995. The higher expenses were primarily a result of a planned increase in domestic television advertising expenses. For the three and nine month periods ended September 30, 1996, these television advertising expenses were a higher percentage of consolidated net revenues as compared to the three and nine month periods ended September 30, 1995. However, as a percentage of domestic net revenues, these expenses were slightly lower.

Other selling and administrative expenses were $10.5 million in the third quarter of 1996 as compared to $6.4 million in the third quarter of 1995. For the nine months ended September 30, 1996, these expenses were $23.7 million as compared to $18.7 million in the nine months ended September 30, 1995. Other selling and administrative expenses for the third quarter of 1996 include $0.9 million of net additional expense resulting from (1) the estimated net cost to the Company of an adverse judgement in a lawsuit, (2) an additional recovery received by the Company in settlement of a claim for damages, and (3) legal expenses incurred related to the lawsuit and the claim. For the nine months ended September 30, 1996, the total of the above items resulted in net additional expense of $0.5 million. Additionally, the Company incurred higher planned personnel costs during the third quarter and nine months ended September 30, 1996.

Royalties, research and development expenses were $10.1 million in the third quarter of 1996 as compared to $6.7 million in the third quarter of 1995. For the nine months ended September 30, 1996, these expenses were $25.6 million as compared to $16.8 million in the nine months ended September 30, 1995. The increase in the third quarter of 1996 was due to higher royalty expenses associated with increased sales volume as well as increased research and development expenses associated with the expansion of the Company's lines of toys. The increase in royalties, research and development for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 was due to the same factors noted above as well as the write-off of royalty advances associated with discontinued products.

Interest expense was $1.1 million in the third quarter of 1996 as compared to $1.0 million in the third quarter of 1995. For the nine months ended September 30, 1996, this expense was $2.7 million as compared to $2.4 million in the nine months ended September 30, 1995. The increase was due primarily to higher average borrowings outstanding under the Company's line of credit during the three and nine month periods partially offset by a lower average interest rate and the retirement of the 8% Convertible Subordinated Debentures originally due November 30, 2000 (the "Debentures").

                       GALOOB TOYS, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The income tax provision reflects the quarterly application of the estimated annual rate based on projected full year earnings and includes the effect of the utilization of net operating loss carryforwards and federal tax credits. At December 31, 1995, the Company had net operating loss carryforwards of approximately $7.3 million and federal tax credits of approximately $1.8 million available to reduce taxes in future periods.

All of the Company's products are manufactured to its specifications by nonaffiliated parties located in China and, to a lesser extent, other foreign locations. Therefore, the Company could be adversely affected by political or economic unrest or disruptions affecting business in such countries. The Company does not carry insurance for political or economic unrest or disruptions for several reasons, including, but not limited to, costs of such insurance and the limited insurance coverage available. The political unrest in 1989 in China had an insignificant impact on the manufacturing and shipping of the Company's products. There can be no assurance that in the future the Company will not be adversely affected by political or economic disruptions in China or other foreign locations.

Further, changes in tariffs could have an adverse effect on the cost of goods imported from China. While China is currently accorded Most Favored Nation ("MFN") status by the United States, this status (which was last renewed in June
1996) is subject to annual review and could be revoked prospectively for any given year. Current MFN tariffs on toys imported into the United States are zero, and the loss of MFN status for China would result in a substantial increase in tariffs applicable to toys imported from China. This increase in duty would be large enough that it could have a material adverse effect on the Company's business, financial condition and results of operations. Products shipped from China to other countries would not be affected by China's loss of MFN status with the United States without similar actions being taken by the other importing countries. Moreover, many other toy companies also source products from China and could be affected to similar degrees.

The Company can also be subject to the imposition of retaliatory tariffs or other import restrictions as a result of trade dispute between China and the United States. Generally, trade negotiations over matters in dispute between the two countries have been difficult but have been resolved without the imposition of trade retaliation. In the past, proposed retaliation by the United States has not included increased tariffs or other trade restrictions applicable to toys imported from China. It is possible, however, that some future trade dispute could result in substantial increases in tariffs or other restrictions on imports, such as quotas, of toys from China. These increased tariffs or other restrictions could be imposed under Section 301 of the Trade Act of 1974, as amended, whether or not the trade dispute itself involved toys. Such increased tariffs or other trade restrictions could have a material adverse effect on the Company's business, financial condition and results of operations.

The impact on the Company of any political or economic unrest or disruptions in China, the loss of China's MFN status or the imposition of retaliatory trade restrictions on products manufactured in China would depend on several factors, including, but not limited to, the Company's ability to (i)

                       GALOOB TOYS, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

procure alternative manufacturing sources satisfactory to the Company, (ii) retrieve its tooling located in China, (iii) relocate its production in sufficient time to meet demand, and (iv) pass cost increases likely to be incurred as a result of such factors to the Company's customers through product price increases. As a result, any political or economic unrest or disruptions in China, the loss of China's MFN status or the imposition of retaliatory trade restrictions on products manufactured in China could have a material adverse effect on the Company's business, financial condition and results of operations.

In 1994, certain quotas on toy products made in China were introduced in the European Economic Community. The quotas did not have a material impact on the Company's business in 1995 and, although no assurance can be given, are not expected to have a material impact on the Company's business in the foreseeable future.

In addition, the Company's subsidiary, Galco International Toys, N.V. ("Galco") is located in Hong Kong. On July 1, 1997, ownership of Hong Kong, currently a dependency of the United Kingdom, will revert back to China. At the present time, the Company is unable to predict the effect, if any, that such change will have on the Company's or Galco's business, financial condition or results of operations. In addition, changes in the relationship between the United States dollar and the Hong Kong dollar may have an impact on the cost of goods purchased from manufacturers.

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

Liquidity, Financial Resources and Capital Expenditures

Demand for the Company's products is greatest in the third and fourth quarters of the year. As a result, collections of accounts typically peak in the fourth quarter and early first quarter of the following year. Due to the seasonality of its revenues and collections, the Company's working capital requirements fluctuate significantly during the year. The Company's seasonal financing requirements are usually highest during the fourth quarter of each calendar year.

On March 31, 1995, the Company entered into an amended and restated loan and security agreement (the "Loan Agreement") with Congress Financial Corporation (Central) (the "Lender"). The Loan Agreement extends through March 31, 1997 and provided an original line of credit of $40 million

                       GALOOB TOYS, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

which has been increased to $50 million, with a provision to increase the line to $60 million at the option of the Company. Borrowing availability is determined by a formula based on both accounts receivable and inventories. The interest rate is at prime rate plus 1%. In consideration for entering into the Loan Agreement, the Company paid a $100,000 fee; additional fees of $100,000 were paid as the Company exercised its option to increase the line. The Company has also agreed to pay an unused line fee of 0.25% and certain management fees. At September 30, 1996, approximately $44.0 million was outstanding and $16 million was available to borrow under the credit agreement.

During the nine months ended September 30, 1996, the Company used $26.2 million of cash in its operating activities. The usage resulted from increases in accounts receivables, inventories, tooling and related costs, and prepaid expenses and other assets, offset by net earnings and by increases in accounts payable, accrued expenses, and income tax payable. These changes reflect the Company's normal seasonal pattern and the increase in sales volume.

Working capital was $56.5 million at September 30, 1996 as compared to $50.5 million at September 30, 1995 and $54.7 million at December 31, 1995. The ratio of current assets to current liabilities was 1.6 to 1.0 at September 30, 1996 as compared to 1.9 to 1.0 at September 30, 1995 and 2.1 to 1.0 at December 31, 1995.

The Company had no material commitments for capital expenditures at September 30, 1996.

The Company believes that its cash flow from operations, cash on hand and borrowings under the Credit Agreement, together with the net proceeds to the Company's currently-in-progress offering of 2,000,000 new common shares, will be sufficient to meet its working capital and capital expenditure requirements and provide the Company with adequate liquidity to meet its anticipated operating needs for the foreseeable future. However, the financing of any significant future product or property acquisitions (including up-front licensing payments), may require additional debt or equity financing.

The Company plans to aggressively pursue the renewal and extension of its current Star Wars license as well as licenses in connection with the release of the new Star Wars trilogy in 1999. If the Company is successful in extending its current license and adding new licenses for additional Star Wars product lines, the Company may need significant additional capital to pay for such license rights as well as to finance expenditures to support new Star Wars product lines. The Company is currently exploring various means of obtaining additional financing, if necessary, to support the expansion of its Star Wars license, which may include the potential issuance of additional common stock or other equity or debt securities and debt instruments. There can be no assurance that the Company will be successful in extending or adding to its current Star Wars license or that the Company will be able to obtain such additional financing on commercially reasonable terms or at all.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

Licensing Litigation

In June 1995, the Company filed a declaratory judgment action in United States District Court for the Northern District of California. The suit names Clemens
V. Hedeen, Jr., Patti Jo Hedeen, and various affiliated entities, as defendants, and seeks a determination that the Company is not obligated to pay royalties to the defendants under their license agreement on certain specific products sold under the Company's "Micro Machines" name and trademark. Defendants filed a cross-complaint for breach of this license agreement claiming damages for past royalties allegedly due but not paid under the license agreement, and claiming entitlement to additional royalties on future sales of such products. Defendants also are asking the court to order that the Company cease the manufacture and sale of certain portions of the Micro Machines product line, including patent and trademark rights. Defendants also claim the license agreement to be terminated for the non-payment of the royalties at issue. The defendants filed a motion for summary judgment, which was denied by the court in late 1995. The Company's complaint has been amended to address additional issues between the parties. Although there can be no assurance of the outcome of this matter, the Company believes that it has meritorious factual and legal claims in connection with this matter.

In October 1995, the Company filed a breach of contract action in the United States District Court for the Northern District of California. The suit names Abrams Gentile Entertainment, Inc. and Up, Up and Away as defendants, and alleges damages for the licensing, marketing and sale of products that are in violation of the Company's rights as licensee under its Sky Dancers and Dragon Flyz license agreements with Abrams Gentile Entertainment, Inc. The defendants have filed a number of counterclaims, including breach of contract, interference with contractual relationships, misappropriation of copyright, unfair competition and trade libel. The Company's attempt to obtain a partial temporary restraining order was denied by the court in December 1995 on the basis that equitable relief was not appropriate and that the Company could be adequately compensated through legal damage. The Company is pursuing its damage claim, and a trial date is yet to be established. Although there can be no assurance of the outcome of this matter, the Company believes that it has meritorious factual and legal claims in connection with this matter.

Manufacturer Litigation

In January 1991, the Company, through its wholly owned subsidiary, Galco, filed a lawsuit in Hong Kong against Kader Industrial Co., Ltd. ("Kader"), alleging damages suffered by both Galco and the Company as a result of Kader's defective manufacturing of two lead doll items for the Company's Bouncin' Babies toy line in 1990. Kader filed counterclaims alleging breach of 17 individual contracts. In August 1996, the trial court rendered a decision in favor of Kader on the general issue of liability in this matter, including an award based on Kader's counterclaims which is estimated to be approximately $250,000, plus prejudgment interest. In addition, the court awarded certain litigation costs to Kader, the amount of which will be determined in future proceedings and could substantially exceed the amount of the damages awarded. The Company is presently considering whether it will seek an appeal in this matter.

Although there can be no assurance of the outcome of these matters, in the opinion of management of the Company, none of the three above matters of litigation is likely to have a material adverse effect on the business, financial condition and results of operation of the Company.


Item 6. Exhibits and Reports on Form 8-K

                  (a)      Exhibits - Exhibit 27 - Financial Data Schedule

                  (b)      Reports on Form 8-K - None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           GALOOB TOYS, INC.
                                           (Registrant)

Date:  November 13, 1996                By:  /s/ Roger J. Kowalsky
                                             --------------------------
                                             Roger J. Kowalsky
                                             Executive Vice President, Finance
                                             and Chief Financial Officer