Form 10-K
period 1996-12-31
GALOOB TOYS INC
filed 1997-03-31
CIK 751968

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-K

         (Mark One)
         [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

                  For the fiscal year ended  December 31, 1996

                                       OR

         [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from _____________ to _____________

                          Commission file number 1-9599
                                                 ------

          GALOOB TOYS, INC. (formerly known as Lewis Galoob Toys, Inc.)
             (Exact name of registrant as specified in its charter)

               Delaware                                        94-1716574
  -------------------------------                          ----------------
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                        Identification Number)

500 Forbes Boulevard So. San Francisco, CA                      94080
------------------------------------------                 ----------------
(Address of principal executive offices)                     (Zip Code)

        Registrant's telephone number, including area code: (415)952-1678

           Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
         Title of each class                               which registered
         -------------------                               ----------------
Common Stock, Par Value $.01 Per Share                 New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by persons who are not officers or directors (or their affiliates) of the registrant, as of March 3, 1996, was approximately $300,000,000.

The number of shares outstanding of each of the registrant's classes of common stock, as of March 1, 1996, was as follows:

                  Class                                    Number of Shares
                  -----                                    ----------------
Common Stock, Par Value $.01 Per Share                        18,019,864

                       DOCUMENTS INCORPORATED BY REFERENCE

The following document has been incorporated by reference:
The registrant's Proxy Statement (the "Proxy Statement") to be used in connection with its 1997 Annual Meeting of Shareholders has been incorporated into Part III.

                                     PART I

Item 1   Business

General

     Founded in 1957, Galoob Toys, Inc. ("the Company") is a leading international toy company that designs, develops, markets and sells a variety of high-quality toy products in an expanding number of product categories.
The Company believes it is a leading innovator in the toy industry as evidenced by its award-winning Sky Dancers(R), the world's first flying doll, introduced in late 1994; its Double Takes(TM) line of Micro Machines(R) transforming playsets, introduced in 1995; its line of Star Wars(TM)Action Fleet(TM) toys representing a new scale in the male action category; and Dragon Flyz(TM), the world's first fully articulated flying male action figure. The Company's Micro Machines line, introduced in 1987, is the most comprehensive line of miniature scale play for boys in the world, embracing traditional vehicle, military and male action play patterns. The Company's Sky Dancers line was the number-one new mini-doll brand in the United States in 1995 and the number one mini-doll in 1996. Action Fleet was the number one new mini-vehicle brand of 1996, and Pound Puppies(R) the number one new mini-doll brand of 1996.

     The Company's 1996 product offerings consisted of six product lines: Micro Machines, Star Wars Action Fleet, Dragon Flyz, Jonny Quest(R), Sky Dancers, and Pound Puppies. In addition to continuations and expansions of these product lines, the Company's 1997 product offerings include new product lines called All Star MVP(TM)s and Star Fairies(TM) and three new product lines based on movie entertainment properties: Men in Black(TM), a new science-fiction adventure comedy film scheduled to be released by Sony Pictures Entertainment ("Sony") in the summer of 1997; Starship Troopers(TM), a new science-fiction adventure film scheduled to be released by Sony in the fall of 1997; and Anastasia(TM), a new animated film scheduled to be released by Fox Animation ("Fox") in the fall of 1997. In connection with the scheduled release of the Special Edition of the Star Wars movie trilogy in early 1997, the Company has introduced new Star Wars Micro Machines and Action Fleet toys.

     The Company's products are sold in more than 50 countries worldwide. These products are principally sold direct to retailers in the United States and to toy distributors outside of the United States. Since 1993, the Company's revenues have grown approximately 112% from $134 million in 1993 to $179 million, $220 million and $285 million in 1994, 1995 and 1996, respectively. In 1996, approximately one-third of the Company's revenues were derived from international sales, which have increased approximately 94% since 1993.

     The Company believes its recent success has left it well positioned for future growth. The key elements of the Company's growth strategy are: (a) build the Company's core brand-Micro Machines; (b) enter new product categories; (c) expand profit margins on rising sales; (d) develop additional strategic alliances with major content providers; and (e) leverage international distribution networks.

Industry Overview

     According to the Toy Manufacturers of America, Inc. ("TMA"), an industry trade group, total domestic shipments of toys, excluding video games and accessories, were approximately $13.9 billion in 1996. According to the TMA, the United States is the world's largest toy market, followed by Japan and Western Europe. The Company estimates that the two largest U.S. toy companies, Mattel, Inc. ("Mattel") and Hasbro, Inc. ("Hasbro") collectively hold a dominant share of the domestic non-video toy market. In addition, hundreds of smaller companies compete in the design and development of new toys, the procurement of licenses, the improvement and expansion of previously introduced products and product lines, and the marketing and distribution of toy products.

     A substantial majority of the toys sold in the U.S. are manufactured, either in whole or in part, overseas where labor rates are comparatively low. The largest foreign producer markets are China and, to a lesser extent, other countries in the Far East.

     Toy manufacturers sell their products either directly to retailers, or to wholesalers who carry the product lines of many manufacturers. Retail toy sales have become increasingly concentrated through a small number of large chains, such as Toys "R" Us, Inc. ("Toys "R" Us"), Wal-Mart Stores, Inc. ("Wal-Mart"), Kmart Corporation, Target Stores, Inc., a division of Dayton-Hudson Corp., and Kay-Bee Toys, Inc., a division of Consolidated Stores Inc., which generally feature a large selection of toys, some at discount prices, and seek to maintain lean inventories to reduce their own inventory risk. According to the TMA, the top five U.S. toy retailers collectively hold more than half of the domestic retail market for toy sales, and their collective market share has grown in recent years.

Products

The Company's 1997 product offerings consist of the following:

Boys' Products

-        MICRO MACHINES

Now in its tenth year, the Micro Machines line today comprises the most comprehensive universe of miniature play for children in the brand's history, embracing basic vehicle, military, space, sea exploration and a variety of male action play patterns. The Company continues to grow and expand its segments of Micro Machines as additions to the basic, sea exploration, space, military and licensed segments have created more than 55 playsets, 600 vehicles and 200 collections for 1997. The line has been enhanced for 1997 by the introduction of innovative new products, including the Super Auto World(TM) flagship playset in the basic segment, featuring a multi-level auto center with a service station and showroom in one; a new racing segment featuring licensed Indianapolis 500(R) vehicle collections and gift sets; vehicle collections and the Company's innovative transforming action sets based on the popular science-fiction movie properties Aliens(R), Predator(TM) and Terminator 2(R): Judgment Day; and Micro Machines Exploration(TM) playsets that float in water for play in the tub or pool. The Micro Machines line also includes products based on the popular Star Wars motion picture trilogy and on other licensed properties including Men in Black, Starship Troopers and Star Trek(R).

-        STAR WARS

The Company produces a wide variety of Star Wars vessels, creatures, figures, play environments and collectibles in two categories. In our traditional Micro Machines scale is a total of 55 vehicle and figure packs and 17 playsets for 1997. In our larger-scale category innovation, Action Fleet, are 11 Battle Packs(TM) (smaller vehicles or creatures with included figures), 22 larger vehicles with figures, and three large Action Fleet playsets. Among notable new Star Wars products in these categories is the Micro Machines Death Star(TM) Double Takes playset. Employing the Company's innovative Double Takes (patent pending) play pattern, the spherical Death Star battle station opens at the touch of a lever to reveal a six-level Planet Tatooine play environment. Among Action Fleet entries, The Yavin Rebel Base(TM) Action Fleet Set allows children to reenact memorable scenes from the first Star Wars movie with an interior-exterior playset replicating the command post used to launch the final attack on the Death Star.

-        ACTION FLEET

In 1996, the Company introduced Action Fleet, based on the successful expansion of the Company's Star Wars line. Action Fleet became the number one new mini-vehicle brand of 1996. The line consists of authentically detailed vehicles, figures and playsets that create a new scale that is larger than Micro Machines but less than half the size of traditional male action scale: five-to seven-inch-long vehicles and fully poseable, one-to-one-and-one-half-inch-tall figures, which are compatible with separate Action Fleet playsets. The bulk of the Action Fleet range consists of the Star Wars product previously described. For 1997 the Action Fleet concept has been broadened to include vehicles, creatures and figures based on other popular science-fiction action licenses such as Starship Troopers, Aliens and Predator. New for 1997 is the Outer World Station(TM), a new Action Fleet Set for use with Action Fleet vehicles and figures and based on the Aliens motion picture.

-        MEN IN BLACK

In the Spring of 1997, the Company will introduce new product lines in both the traditional male action figure and Micro Machines scales, based on the characters in Columbia Pictures' and Amblin Entertainment's science fiction movie adventure comedy about a secret government organization charged with protecting the earth from criminal alien elements, scheduled to be released in the summer of 1997. The Company's Men in Black toys will include a collection of five action figures standing five inches tall, a segment of deluxe figures with spring-loaded action and surprise elements such as "exploding" body parts and rotating heads, a 12-inch-tall Alien Terrorist Edgar figure, and the Zap-Em Van(TM) playset with numerous action play features.

-        STARSHIP TROOPERS

In the fall of 1997, the Company plans to introduce new product lines based on the science-fiction movie adventure Starship Troopers, a large-scale epic of interplanetary war between Earth and a race of giant warrior insects. The film is being produced under an arrangement between TriStar Pictures and Walt Disney Motion Pictures Group, and is expected to be released in the fall of 1997. The Company's toy product will be released in the Micro Machines, Action Fleet, and traditional male action figure scales. Starship Troopers Micro Machines recreate in miniature the vehicles, characters and creatures from the film. In the Action Fleet segment, Deluxe Bugs and Deluxe Vehicles will each be sold with two figures and have moving parts. Battle Packs each include an action-scaled alien bug or cannon, plus three articulated figures. The Company is also offering two special remote control items, the Hopper Bug(TM) and the Drop Ship.

-        ALL-STAR MVPs

The Company has entered the sports collectible segment with the introduction of All-Star MVPs, five-packs of officially licensed miniature sports figures in realistic poses. NFL All-Star MVPs are micro-sized replicas of high-profile football stars from some of the premier teams in the National Football League. Similarly, NBA All-Star MVPs brings to fans of professional basketball miniature scale replicas of many of the National Basketball Association's most popular players.

-        DRAGON FLYZ

In 1996, the Company introduced Dragon Flyz, the first poseable flying action figures for boys, supported domestically and internationally by an independently produced animated syndicated television show which began airing in the U.S. in September 1996. Although sales of Dragon Flyz in the United States have not met expectations, Dragon Flyz is continuing in many international markets in 1997 with the introduction of new F.I.S.T. Force(TM) and Blazin' Battle
Screamers(TM) flying action toys.

-        JONNY QUEST

The Company's Jonny Quest product line, also introduced in 1996, resulted from the Company's worldwide master toy license with Turner Home Entertainment for The Real Adventures of Jonny Quest property. The Real Adventures of Jonny Quest is based on the updated reintroduction of the 1960's animated television property from Hanna-Barbera Cartoons. The Jonny Quest line will be launching internationally in France, Germany, Spain and other international markets in 1997.

Girls' Products

-        POUND PUPPIES

In 1996, the Company introduced a small-scale version of Pound Puppies, the most successful plush toy line of the 1980's, creating a new miniature scale in plush toys and adding new themes to expand the line. Since its introduction, the Company's Pound Puppies quickly became the number one selling new mini-doll brand in the U.S. and, as of March 1997, the number one mini- doll brand in the United Kingdom. The line of small plush dogs and cats has been extended in 1997 with Purebreds Pound Puppies and Pound Pur-r-ries(TM), and also with Pound Bunnies(TM). Three Hideaway Playsets and three Pet Carrier playsets feature, for the first time, miniature plastic Pound Puppies and Pound Pur-r-ries in a new, even smaller scale. New Wiggle 'n Walk features a walking mommy puppy with two baby pups which follow her when her leash is pulled.

-        ANASTASIA

Anastasia, which will be the first animated film from Fox's The Animation Studio, re-explores the classic legend of the lost princess Anastasia, the surviving daughter of Russia's last Czar, and is scheduled for a fall 1997 release. Timed to coincide with the premiere of the film, the Company plans to introduce a full line of Anastasia products, including a new line of 11-1/2 inch-tall poseable Fashion Dolls; a Royal Fashions(TM) Collection; doll accessories including a Royal Horse and Carriage and a Music Box; four-and-three-quarter-inch-tall poseable action figures, three-inch-tall collectible figures, child-sized Pretend-and-Play Dress Up(TM) outfits, miniature Take-Along Playsets, plush puppets and plush characters, and a Huggable Anastasia soft doll.

-         STAR FAIRIES

The Company continues to build on the momentum of its successes in the girls' toy business by introducing Star Fairies, two-inch-tall dolls that light up and play music when they are attached to their battery-powered "magic" light wands. By pressing a button on the wand, the fairies light up and "sing." The wands come in three themes, Flower, Pegasus and Castle. Each plays its own special tune and is packaged with a pair of dolls. The Star Fairies 1997 line will also include two playsets with numerous play features. The dolls fit on posts around the playsets, causing lights to sparkle and music to play.

-         SKY DANCERS

First introduced in late 1994, the award-winning Sky Dancers line has been one of the most successful new girls' toy concepts in recent years. Sky Dancers was the number one selling new mini-doll brand in the United States as well as many countries around the world in 1995, and the best-selling domestic mini-doll in 1996. Sky Dancers is featured in an independently produced animated syndicated television show that began airing in the U.S. in September 1996. As expected, Sky Dancers domestic sales will decline in 1997, but the product line will continue in international markets with the introduction of New Pretty Scent(TM) Sky Dancers and Sparkle Dome(TM) Sky Dancers.

Galoob Direct Products

The Company established a new subsidiary, Galoob Direct, Inc. ("Galoob Direct"), in 1996. In 1997, it will sell lines of toys that will not be advertised on television by the Company. Galoob Direct will offer a wide array of products complimenting several of the Company's promoted brands, as well as one Galoob Direct exclusive brand, Dr. Seuss(TM). Under the Micro Machines brand for 1997, Galoob Direct will offer popular playsets including Orion J-22(TM), a submarine that changes into a naval command center with firing torpedoes and missiles, and FalconWing Skybase(TM), a stealth bomber that transforms into an airbase; four Hiways & Byways(R) Street Corners(TM) playsets; and the Tool Box City(TM) playset. Micro Machines Z-Bots(R), miniature collectible robots with moving parts and colorful detail, will include micro-sized Mini Z's(TM) along with three Attack Station playsets and two Mobile Base playsets; Z-Bots Combat Vehicles; Fang Fighter(TM), a jet that transforms into a complete assault base; and Megabot(TM), a nine-inch-tall robot playset equipped with numerous action features.

Additional Men in Black products from Galoob Direct include eight Bendable Figures, the MiB Role-Play Set featuring child-size Men in Black sunglasses plus an electronic Alien Communicator and two play weapons from the movie; and the Alien Blaster play weapon, fashioned after the signature weapon from the movie.

Galoob Direct offers more Starship Troopers bugs and troopers for staging play scenes from the movie. A large Warrior Bug(TM) features opening jaws, monster bug sound effects, and poseable legs that can be ripped apart. Six five-and-a-half-inch-tall action figures are also available, each with a spring-fired weapon.

Under the Pound Puppies brand, Galoob Direct offers Playset Pet Packs that feature additional plastic puppies and kitties for Galoob's Hideaway and Pet Carrier playsets. Pound Puppies Clip-Ons are plush puppy and kitty clips that attach to a child's notebook, clothing or hair. The Pound Puppies Veterinarian Role-Play Set includes mommy pup with two baby plush puppies.

Galoob Direct will offer an extensive range of Anastasia products.

In 1997, Galoob Direct will offer a number of exclusive items from The Wubbulous World of Dr. Seuss(TM), a license based on the new animated television show and also including Dr. Seuss characters. The Fabolicious Flashlight(TM) includes stencil disks to create Dr. Seuss silhouette art. The Kerzippity(TM) a key chain doubles as a zipper pull. The Plink, Plunk Coin Bank(TM) and Beautemous Bookends(TM) are adorned with well-known Dr. Seuss characters, and Pencil Toppers decorate pencils with the heads of the characters. Taffeta Funfaces(TM) are huggable pillows featuring the faces of The Cat in the Hat, Horton the elephant and the Grinch. The 'Lectro Soundtastic Bank is a battery-operated coin bank that features sound and movement when a child deposits a coin.

Product Life Cycle

     Product attrition is a fundamental part of the life cycle of a toy. Through new product introductions, the Company has been successful in managing these product sales declines, which have averaged approximately 30% of the prior year's sales in recent years, and has grown net sales each year since 1993 at an average compounded rate of 28.5%. Furthermore, as noted above in the comments on individual product lines, international sales of a product generally continue after domestic sales have started their decline.

Licensing Strategy

     The Company produces substantially all of its products under licenses from other parties. Some of these licenses confer rights to exploit original concepts or products developed by toy inventors and designers. Other licenses, referred to as entertainment licenses, permit the Company to design, develop, manufacture and market toys based on characters or properties which have their own popular identity, often through exposure in various media such as television programs, movies, cartoons and books. Normally most entertainment licenses extend for one to three years and are typically renewable at the option of the Company upon payment of certain minimum guaranteed payments or the attainment of certain sales levels during the initial term of the license. Licenses for original ideas from toy inventors or designers typically extend for either a set number of years or the commercial life of the product. The Company typically obtains both the domestic and international rights for the licensed products.

     The Company is an active participant in the market for entertainment licenses. A determination to acquire an entertainment license must usually be made before the commercial introduction of the property in which a licensed character or property appears, and these license arrangements usually require the payment of non-refundable advances or guaranteed minimum royalties. Accordingly, the success of an entertainment licensing program is dependent upon the ability of management to assess accurately the future success and popularity of the properties that it is evaluating, to bid for products on a selective basis in accordance with such evaluation, and to capitalize on the properties for which it has obtained a license in an expeditious manner.

     In October 1992, the Company first obtained a license from Lucasfilm Ltd. ("Lucasfilm") to produce three collections of vehicles based on the Star Wars trilogy. As a result of the Company's continued success with the Star Wars products, Lucasfilm has extended and expanded the Company's right to produce Star Wars toys, including the innovative Action Fleet line of vehicles, figures and playsets introduced in 1996. Beginning in late January 1997, Lucasfilm released its Special Edition of the original Star Wars trilogy in theaters across the United States with enhanced digital sound and previously unreleased footage, which has had a positive impact on the sales of the Company's Star Wars products. The Company's current Star Wars license from Lucasfilm expires on December 31, 1997. The Company expects this license to be renewed for 1998. In addition, the Company is aggressively pursuing licensing rights in connection with the new Star Wars movie trilogy scheduled to be released starting in 1999. The failure to renew or obtain any part of such licensing rights could have a material adverse effect on the business, financial condition and results of operations of the Company.

     As part of its strategic licensing program, the Company has signed an agreement with Fox that gives the Company the exclusive worldwide first rights to license toys based on all new Fox theatrical and television properties (excluding the Fox Children's Network) to the year 2004 (including renewal rights granted to the Company). The agreement fulfills a key growth objective by forming an alliance with a powerful content provider and assures access to a continuous flow of quality entertainment properties from Twentieth-Century Fox Film Corporation, Fox Animation Studios, Twentieth-Century Fox Television, Fox Broadcasting Company, Fox Family Films, Fox 2000 Pictures, and Fox Searchlight Pictures. Pursuant to this agreement, the Company will produce toys based on the full-length animated feature film Anastasia due to be released in the fall of 1997.

     In addition to the Fox agreement, Sony Signatures Licensing has awarded the Company the worldwide master toy license for Columbia Pictures' and Amblin Entertainment's science fiction adventure comedy Men in Black, which is scheduled to be released in the summer of 1997. In addition, the Company has also been awarded the worldwide master toy license by Sony for TriStar Pictures' science fiction adventure Starship Troopers, which is being produced under an arrangement between TriStar Pictures and the Walt Disney Motion Pictures Group and is scheduled to be released in the fall of 1997.

     The Company pays royalties to its licensors which typically range from 2% to 20% of net sales. The Company also frequently guarantees payment of a minimum royalty. As of December 31, 1996 minimum future guaranteed payments aggregated approximately $3,589,000. Royalties expense totaled approximately $27,458,000, $16,326,000 and $13,498,000 for the years ended December 31, 1996, 1995 and
1994, respectively. As a result of increased competition among toy companies for licenses, in certain instances the Company has paid, and may in the future be required to pay, higher royalties and higher minimum guaranteed payments in order to obtain attractive properties for the development of product lines.

Sales, Marketing and Distribution

Domestic

     The Company markets and sells its products throughout the world, with sales to customers in the United States aggregating 69%, 63% and 66% of consolidated net sales in 1996, 1995 and 1994, respectively.

     The Company sells its products in the United States directly to specialty toy retailers, discount and chain stores, catalog and mail order companies, department stores, variety stores and independent distributors that purchase the products directly from the Company and ship them to retail outlets. In 1996 and 1995, Toys "R"

Us accounted for approximately 23% and 20% of the Company's consolidated net sales, respectively. Wal-Mart accounted for approximately 13% and 11% of consolidated net sales in 1996 and 1995, respectively.

     The Company has a sales staff of 6 people, supplemented by several manufacturer's representative organizations in the United States that act as independent contractors. The Company's sales staff and the manufacturer's representatives offer the Company's products through the use of samples and promotional materials at toy shows and by making regular customer sales calls. The Company presents its products directly to key retail accounts. The Company also directly introduces and markets to customers new products and extensions to previously marketed product lines by participating in the major trade shows in New York, Dallas, Hong Kong and Europe and through the maintenance of showrooms in New York City and Dallas. Manufacturers' representatives utilized by the Company receive commissions, which were approximately 1.0%, 0.8% and 1.0% of net sales in 1996, 1995 and 1994, respectively.

     The Company utilizes warehouse facilities primarily in Union City, California for storage of its products. During 1997, these operations are moving to a new warehouse facility in Southern California.

     The Company does not sell its products on consignment and ordinarily accepts returns only for defective merchandise. Returns have historically not been significant. In certain instances, where retailers are unable to resell the quantity of products which they have purchased from the Company, the Company may, in accordance with industry practice, assist retailers in selling such excess inventory by offering credits and other price concessions.

International

     The Company has an extensive international sales program. In conjunction with its wholly-owned subsidiary Galco International Toys, N.V. ("Galco"), located in Hong Kong, the Company actively sells its products in over 50 countries and sells directly to approximately 60 separate, independent toy distributors, each of which is domiciled in the respective country to which sales are made. While the dollar volume of international sales accounted for approximately one-third of total Company sales in 1996, approximately 42% of all of the Company's toys sold were shipped to countries outside the United States. This is because international sale prices to distributors are significantly lower than U.S. domestic sale prices to retail accounts, since international distributors are responsible for all importation, warehousing, marketing, promotional and selling costs.

     The Company believes that it has significantly reduced many of the risks associated with international sales by dealing with leading toy distributors in certain of its markets and by requiring the Company's distributors to advertise and promote the Company's products in their markets, to pay for the Company's products through letters of credit, and to bear the cost of transportation as well as the risk of damage or loss upon delivery to the distributors in the Far East. The Company's risks are further reduced because its distributors bear the cost and risk of carrying inventory in the Company's products and the credit risk of collecting receivables from their retail customers.

     Sales by the Company to foreign customers are ordinarily denominated in U.S. dollars and, accordingly, the Company's revenues are not affected by fluctuations in monetary exchange rates. However, the value of the U.S. dollar in relation to the value of other currencies of the countries into which the Company's products are sold may have a positive or negative impact on the Company's sales volume over time, depending on the change in relationship of the respective currencies, because the Company's products compete with products for which wholesale prices are denominated in the local currency.

Advertising and Promotion

     The Company's advertising and promotion expenses are significant. Although a portion of the Company's advertising budget is expended for newspaper advertising, magazine advertising, catalogs and other promotional materials, the Company allocates the bulk of its advertising budget to television. As is common practice in the toy industry, the Company advertises on national network, syndicated, cable and local spot television. The Company often pre-tests advertisements to evaluate their effectiveness on the target market. The bulk of the Company's advertising and promotions occur in the early spring leading up to Easter and the fall season leading up to Christmas. The Company's retail customers also provide advertising for the Company's products and may, from time to time, receive a credit allowance in connection with such advertising. With respect to entertainment licenses, the Company believes it benefits from advertising and promotion from the major studios with respect to their entertainment properties and their promotion tie-ins.

Research and Development

     The Company employs its own designers and engineers and also utilizes the services of independent designers and engineers on an ongoing basis. The Company presents its designers with toy concepts licensed or, to a lesser extent, originated by it, and the designers create renderings of the proposed product. Designs are then presented to the Company's engineers, who, using the renderings, perform mechanical drawings and engineering services and create prototypes for new products. Prototypes for proposed products are continuously reviewed by the Company's management, including representatives of marketing, sales and manufacturing, prior to final acceptance. Licensors of entertainment properties usually retain the rights to approve the products being marketed by the Company.

     The Company spent approximately $10,210,000, $7,886,000, and $7,288,000 on research and development activities in 1996, 1995 and 1994, respectively, in each case exclusive of amounts paid to certain inventors and designers who receive royalties as licensors. Such amounts do not include approximately $12,367,000, $12,388,000 and $7,149,000 incurred in 1996, 1995 and 1994, respectively, for tooling and package design.

Manufacturing

     The Company's products are manufactured to its specifications by nonaffiliated third party manufacturers, usually located in the Far East. Over 90% of the Company's products were produced in China in 1996. These manufacturers are responsible for all aspects of the production of the Company's products in accordance with Company product specifications. In addition, the manufacturers must comply with the Company's Code of Business Conduct, which requires vendors and their subcontractors to meet certain worker health, safety and quality-of-life conditions in order to do business with the Company.

     The Company's manufacturing is currently performed by 21 manufacturers, some of whom derive a substantial percentage of their business from the Company. During the last four years, the Company has reduced the number of its manufacturers and concentrated its sourcing of products on a limited number of high quality manufacturers. In 1996, four companies manufactured approximately 85% of the Company's products and a single group, Harbour Ring, produced approximately 31% of the Company's products. The Company believes that its relationships with Harbour Ring and its other key manufacturers are excellent.

     The Company, through its wholly-owned subsidiary Galco, maintains close contact with the Company's manufacturers and subcontractors and monitors the quality of the products produced. Galco's employees arrange with manufacturers for the production, shipment and delivery of products, monitor the quality of the products produced, and undertake certain elements of the design and development of new products. Decisions related to the choice of manufacturer are based on price, quality of merchandise, reliability and the ability of a manufacturer to meet the Company's timing requirements for delivery. Generally, tooling is owned by the Company but may be utilized by different manufacturers if the need arises for alternate sources of production.

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

     The Company can also be subject to the imposition of retaliatory tariffs or other import restrictions as a result of a trade dispute between China and the United States. Generally, trade negotiations over matters in dispute between the two countries have been difficult but have been resolved without the imposition of trade retaliation. In the past, proposed retaliation by the United States has not included increased tariffs or other trade restrictions applicable to toys imported from China. It is possible, however, that some future trade dispute could result in substantial increases in tariffs or other restrictions on imports, such as quotas, of toys from China. These increased tariffs or other restrictions could be imposed under Section 301 of the Trade Act of 1974, as amended, whether or not the trade dispute itself involved toys. Such increased tariffs or other trade restrictions could have a material adverse effect on the Company's business, financial condition and results of operations.

     The impact on the Company of any political or economic unrest or disruptions in China, the loss of China's MFN status or the imposition of retaliatory trade restrictions on products manufactured in China would depend on several factors, including, but not limited to, the Company's ability to (i) procure alternative manufacturing sources satisfactory to the Company, (ii) retrieve its tooling located in China, (iii) relocate its production in sufficient time to meet demand, and (iv) pass cost increases likely to be incurred as a result of such factors to the Company's customers through product price increases. As a result, any political or economic unrest or disruptions in China, the loss of China's MFN status or the imposition of retaliatory trade restrictions on products manufactured in China could have a material adverse effect on the Company's business, financial condition and results of operations.

     Transactions in which the Company purchases goods from manufacturers are mostly denominated in Hong Kong dollars and, accordingly, fluctuations in Hong Kong monetary exchange rates may have an impact on cost of goods. However, in recent years, the value of the Hong Kong dollar has had a continuing stable relationship to the value of the U.S. dollar and the Company has not experienced any significant foreign currency fluctuations. Inflationary pressures in China could have an effect on the cost of product sourced from China.

     The principal raw materials used in the production and sale of the Company's products are plastics and paper products. The Company believes that an adequate supply of raw materials used in the manufacture of its products are readily available from existing and alternate sources.

Intellectual Property Rights

     Most of the Company's products are copyrighted and sold under trademarks owned by or licensed to the Company. In addition, certain products incorporate patented devices or designs. The Company or its licensors customarily seek protection of major product patents, trademarks and copyrights in the United States and certain other countries. These intellectual property rights can be significant assets of the Company. Although the Company believes it is adequately protected, the loss of certain of its rights for particular product lines may have a material adverse effect on its business, financial condition and results of operations.

Competition

     The toy industry is highly competitive. The Company competes with several larger domestic and foreign toy companies, such as Hasbro and Mattel, and many smaller companies in all aspects of its business, including the design and development of new toys, the procurement of licenses, the improvement and expansion of previously introduced products and product lines, and the marketing and distribution of its products including obtaining adequate retail shelf space. Some of these companies have longer operating histories, broader product lines and greater financial resources and advertising budgets than the Company. In addition, it is common in the toy industry for companies to market products which are similar to products being successfully marketed by competitors. The Company believes that the strength of its management team, the quality of its products, its relationships with inventors, designers and licensors, its distribution channels and its overhead and operational controls allow the Company to compete effectively in the marketplace.

Seasonality and Backlog

     Toy industry sales are highly seasonal and driven by disproportionate customer demand for toys to be sold during the Christmas holiday season. Approximately two-thirds of the Company's shipments typically occur in the second half of the year. As a result, the Company's operating results vary significantly from quarter to quarter within any given year. Orders placed with the Company for shipment are cancelable until the time of shipment. The combination of seasonal demand and the potential for order cancellation makes accurate forecasting of future sales difficult and causes the Company to believe backlog may not be an accurate indicator of the Company's future sales. Similarly, comparison between fiscal periods of successive years may not be indicative of results of operations for any given full year. The seasonality creates significant peaks in working capital requirements.

Government Regulations

     The Company is subject to the provisions of, among other laws, the Federal Hazardous Substances Act and the Federal Consumer Product Safety Act. These laws empower the CPSC to protect consumers from hazardous toys and other articles. The CPSC has the authority to exclude from the market articles which are found to be unsafe or hazardous and can require a manufacturer to recall such products under certain circumstances. Similar laws exist in some states and cities in the United States and in Canada and Europe. The Company's products are designed and tested to meet or exceed all applicable regulatory and voluntary toy industry safety standards. The Company emphasizes the safety and reliability of its products and has established a strong quality assurance and control program to meet the Company's objective of delivering high quality, safe products. The Company believes that all of its products meet or exceed applicable safety standards in the United States and other jurisdictions.

Employees

     As of December 31, 1996, the Company had 235 employees, 138 in the United States and 97 in the Far East. Seven of the Company's warehouse employees, some of whom are employed only on a seasonal basis, are subject to a collective bargaining agreement which expires May 31, 1998. The Company believes that its labor relations are satisfactory.

Item 2   Properties

     The Company's principal executive offices are located at 500 Forbes Boulevard, South San Francisco, California, where the Company owns a building with approximately 136,000 square feet. The Company occupies approximately 67,000 square feet of office space and leases the remaining approximately 69,000 square feet of warehouse space to third parties. The Company also has 125,000 square feet of warehouse space at Union City, California, under a lease which expires in 1997. Beginning in 1997, the Company has signed a new lease, which expires in 2002, for approximately 432,000 square feet of warehouse space in Ontario, California. This warehouse space will replace the warehouse space in Union City, California. This lease includes an option to extend the expiration date to 2007. The Company has a showroom, consisting of approximately 17,200 square feet, which is located at 1107 Broadway, New York, New York, under a lease that expires in 2006, a showroom, consisting of approximately 1,000 square feet, which is located in Dallas, Texas, under a lease that expires in 2000, and office and warehouse space in Hong Kong consisting of approximately 30,000 square feet under leases which expire at varying dates through 1998. Management believes that its current facilities are suitable and adequate for the Company's business as currently conducted. The Company's properties will be expanded as necessary to support future growth levels in the Company's business.

Item 3   Legal Proceedings

Licensing Litigation

     In June 1995, the Company filed a declaratory judgement action in United States District Court for the Northern District of California. The suit names Clemens V. Hedeen, Jr., Patti Jo Hedeen, and various affiliated entities, as defendants, and seeks a determination that the Company is not obligated to pay royalties to the defendants under their license agreement on certain specific products sold under the Company's "Micro Machines" name and trademark. The defendants filed a cross-complaint for breach of this license agreement claiming damages for past royalties allegedly due but not paid under the license agreement, and claiming entitlement to additional royalties on future sales of such products. The defendants also are asking the court to order that the Company cease the manufacture and sale of certain portions of the Micro Machines product line, and convey to the defendants certain rights to the Micro Machines product line, including patent and trademark rights. The defendants also claim the license agreement to be terminated for the non-payment of the royalties at issue. The defendants filed a motion for summary judgment, which was denied by the court in late 1995. The Company's complaint has been amended to address additional issues between the parties. Although there can be no assurance of the outcome of this matter, the Company believes that it has meritorious factual and legal claims in connection with this matter.

     In October 1995, the Company filed a breach of contract action in the United States District Court for the Northern District of California. The suit names Abrams Gentile Entertainment Inc. and Up, Up and Away as defendants, and alleges damages for the licensing, marketing and sale of products that are in violation of the Company's rights as licensee under its Sky Dancers and Dragon Flyz license agreements with Abrams Gentile Entertainment, Inc. The defendants have filed a number of counterclaims, including breach of contract, interference with contractual relationships, misappropriation of copyright, unfair competition and trade libel. The Company's attempt to obtain a partial temporary restraining order was denied by the court in December 1995 on the basis that equitable relief was not appropriate and that the Company could be adequately compensated through legal damages. Although there can be no assurances of the outcome of this matter if it goes to trial, the Company believes that it has meritorious factual and legal claims in connection with this matter. The Company has reached an agreement in principle to settle and amicably resolve all open issues in this litigation, subject to final documentation. The settlement will not result in additional liabilities to the Company, and the Company's rights under the license agreements will be preserved.

Manufacturer Litigation

     In January 1991, the Company, through its wholly owned subsidiary, Galco, filed a lawsuit in Hong Kong against Kader Industrial Co., Ltd. ("Kader"), alleging damages suffered by both Galco and the Company as a result of Kader's defective manufacturing of two lead doll items for the Company's Bouncin' Babies toy line in 1990. Kader filed counterclaims alleging breach of 17 individual contracts. In August 1996, the trial court rendered a decision in favor of Kader on the general issue of liability in this matter, including an award of damages based on Kader's counterclaims which was approximately $250,000, plus prejudgment interest. In addition, the court awarded certain litigation costs to Kader, the amount of which will be determined in future proceedings and could substantially exceed the amount of the damages awarded.

     In the opinion of management of the Company, none of three above matters of litigation is likely to have a material adverse effect on the business, financial condition and results of operations of the Company.

Item 4   Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Shareholders was held on November 4, 1996 and November 22, 1996. At the Annual Meeting, the following matters were approved by the shareholders:

1. The election of Paul A. Gliebe, Jr. to the Board of Directors for a term expiring at the 1997 Annual Meeting of Shareholders and until the election and qualification of his successor and the election of S. Lee
     Kling and Andrew J. Cavanaugh to the Board of Directors for terms expiring at the 1999 Annual Meeting of Shareholders and until the election and qualification of their successors. There were 12,846,359 votes in favor of Mr. Gliebe and 444,788 withheld. There were 12,849,559 votes in favor of Mr. Kling and 441,588 withheld. There were 12,850,459 votes in favor of Mr. Cavanaugh and 440,688 withheld. Mark D. Goldman, Scott R. Heldfond and Roger J. Kowalsky are other directors of the Company whose terms continue after the meeting.

2. The amendment to the Company's Certificate of Incorporation to change the name of the Company to Galoob Toys, Inc. There were 13,247,350 votes in favor, 6,245 votes against and 37,552 abstentions.

3. The approval of the 1996 Long-Term Compensation Plan. There were 10,342,340 votes in favor, 167,839 votes against and 81,061 abstentions.

4. The approval of the 1996 Share Incentive Plan. There were 5,727,907 votes in favor, 5,466,193 votes against and 76,436 abstentions.

5. The ratification of the appointment of Price Waterhouse LLP as the Company's independent accountants for fiscal 1997. There were 13,132,535 votes in favor, 119,119 votes against and 39,493 abstentions.

                                     PART II


Item 5 Market for the Registrant's Common Equity and Related Stockholder Matters

      The Common Stock of the Company is listed on the NYSE under the symbol GAL. The following table sets forth the high and low closing sale prices for the Common Stock, as reported on the NYSE, Composite Tape. The reported last sale of Common Stock on the NYSE on March 21, 1997, was $16.


      Fiscal Year                                                         High         Low
      -----------                                                         ----         ---

      1996        First Quarter...................................       $20 1/4      $10 1/2
                  Second Quarter..................................        28 1/4       18 7/8
                  Third Quarter...................................        30 1/2       22 3/8
                  Fourth Quarter..................................        33 1/4       14


      1995        First Quarter...................................       $ 7 3/4      $ 5 1/4
                  Second Quarter..................................         8 3/8        6
                  Third Quarter...................................         9 1/2        6 1/2
                  Fourth Quarter..................................        13 3/4        9 1/4

      As of March 21, 1997, there were approximately 1,200 holders of record of the Common Stock, excluding beneficial owners of shares registered in nominee or street name.

      The Company has not declared or paid any cash dividends on the Common Stock since its initial public offering in 1984. The Board of Directors of the Company has no current plans to pay cash dividends on the Common Stock. The Company's existing credit facility prevents the Company from paying cash dividends on the Common Stock without consent of its lender. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity, Financial Resources and Capital Expenditures." In addition, future dividend policy will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors.

Item 6.   Selected Financial Data


                                                         (in thousands, except per share data)
                                                                Years ended December 31,
                                          ----------------------------------------------------------------------
                                             1996           1995          1994           1993            1992
                                          ---------       --------      --------      ---------       ---------
Statements of Operations Data:
Net revenues .......................      $ 284,905       $220,044      $178,792      $ 134,334       $ 166,280
                                          =========       ========      ========      =========       =========
Net earnings (loss) ................         18,451          9,399        18,424        (10,924)         (2,447)
Preferred stock dividends:
     Paid ..........................              6           --            --             --               782
     In arrears ....................             15          3,127         3,127          3,127           2,345
Charge related to exchange of ......           --
     preferred stock for common ....         24,279           --            --             --               --
                                          ---------       --------      --------      ---------       ---------
Net earnings (loss) applicable to
     common shares .................      $  (5,849)      $  6,272      $ 15,297      $ (14,051)      $  (5,574)
                                          =========       ========      ========      =========       =========
Net earnings (loss)per common share:
    Primary ........................      $   (0.41)      $   0.60      $   1.51      $   (1.47)      $   (0.59)
                                          =========       ========      ========      =========       =========
    Fully diluted ..................      $   (0.41)      $   0.60      $   1.41      $   (1.47)      $   (0.59)
                                          =========       ========      ========      =========       =========
Number of common shares and
    common share equivalents
    outstanding - average ..........         14,289         10,451        10,111          9,548           9,400



                                                                     At December 31,
                                          ---------------------------------------------------------------------
                                             1996           1995          1994           1993            1992
                                          ---------       --------      --------      ---------       ---------
Balance Sheet Data:
Working capital ....................      $ 134,394       $ 54,670      $ 53,219      $  30,813       $  27,070
Total assets .......................        196,905        120,084       100,766         71,005          71,604
Long-term debt .....................             20         14,000        18,414         18,608           4,944
Shareholders' equity ...............        149,791         54,172        44,768         22,162          32,246

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        From 1990 through 1993, the Company had a period of declining revenues and suffered net losses. Commencing in 1991, the Company installed a new management team and began implementing a recovery plan designed to reposition the Company, return the Company to profitablity and enable it to capitalize on its growth strategy. The recovery plan focused on three key goals: (i) to restore and expand the Company's core business of the Micro Machines product line, (ii) to focus on growth opportunities in new product areas such as the male action figure category and girls' product lines and (iii) to reduce the Company's cost structure and lower its break-even point. Due to the relatively long lead time for new products and product lines in the toy industry, the recovery plan was designed to turn the Company around for a three-year period and return the Company to profitability in 1994.

        Since 1993, the Company's revenues have grown approximately 112% from approximately $134 million in 1993 to approximately $285 million in 1996. In addition, from 1994 to 1996, the Company had record sales and net earnings during the important fourth quarter of each year. The Company believes that its operating performance over the past three years demonstrates that its recovery plan has succeeded and that the Company is now well positioned for future growth.

        The successful implementation of its recovery plan has enabled the Company to restructure its balance sheet to improve its liquidity and cash flow. In March 1995, the Company renegotiated its existing credit facility to extend the maturity by two years, increase availability from $40 million to $60 million and decrease the annual interest rate by one percent. In February 1996, the Company gave notice of its intention to redeem its 8% Convertible Subordinated Debentures due 2000 (the "Debentures"). As a result, the $14 million aggregate principal amount of outstanding Debentures was converted into an aggregate of approximately 1.5 million shares of Common Stock. In addition, in March 1996, an offer by the Company to exchange shares of its Common Stock for its outstanding shares of Depositary Convertible Exchangeable Preferred Stock (the "Depositary Shares") resulted in 98% of the holders of Depositary Shares converting such shares into an aggregate of approximately 3.3 million shares of Common Stock. The remainder of such Depositary Shares were either redeemed or converted into Common Stock in June 1996. As a result of the foregoing, the Company reduced its outstanding indebtedness and the aggregate liquidation preference of preferred stock outstanding by approximately $51 million, increased shareholders' equity by approximately $12 million, reduced annual interest payments by $1.1 million and eliminated annual preferred stock dividend obligations of $3.1 million.

Disclosure Regarding Forward-Looking Statements

        All statements other than statements of historical fact included in this Form 10-K Report, including, without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements ("Cautionary Statements") include: the demand for the Company's products, the Company's dependence on timely development, introduction and customer acceptance of new products; possible weakness of the Company's markets; the impact of competition on revenues, margins and pricing; the effect of currency fluctuations; other risks and uncertainties as may be disclosed from time to time in the Company's public announcements; the gross national product in the United States and other countries, which also influences demand for the Company's products; customer inventory levels; and the cost and availability of raw materials. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of one or both of them are expressly qualified in their entirety by such Cautionary Statements.

Results of Operations

        The following table sets forth certain operating data (as a percentage of the Company's net revenues) for the years ended December 31, 1996, 1995 and 1994:

                                                                       Years Ended
                                                                       December 31
                                                             -------------------------------
                                                              1996         1995        1994
                                                             ------       ------      ------

Net revenues ........................................        100.0%       100.0%       100.0%
Cost of products sold ...............................         50.6         55.3         53.5
                                                             -----        -----        -----
Gross margin ........................................         49.4         44.7         46.5
Advertising and promotion expenses ..................         15.3         14.2         17.1
Other selling and
    administrative expenses .........................         12.6         13.6         12.5
Royalties, research and development expenses ........         13.2         11.0         11.7
                                                             -----        -----        -----
Earnings from operations ............................          8.3          5.9          5.2
Net proceeds from Nintendo award ....................          --           --           6.8
Interest expense ....................................         (1.1)        (1.5)        (1.5)
Other income, net ...................................          0.2          0.2          0.2
Provision for income taxes ..........................         (0.9)        (0.3)        (0.4)
                                                             -----        -----        -----
Net earnings ........................................          6.5%         4.3%        10.3%
                                                             =====        =====        =====

      Net earnings (loss) have been affected by certain unusual, non-recurring items. A comparison of the net earnings (loss) per common share and the net earnings per common share adjusted to exclude unusual items is set forth below.

                                                                        Years Ended
                                                                        December 31
                                                              ------------------------------
                                                                1996        1995      1994
                                                              --------    --------  --------
Net earnings (loss) per common share on a primary basis,
as reported ............................................      $(.41)       $0.60     $1.51
Net earnings per common share on a primary basis,
adjusted to exclude unusual items ......................      $1.20        $0.60     $0.34

         The unusual items excluded are as follows: net proceeds from Nintendo award of $11.8 million (after taxes) in 1994, and a one-time charge related to the exchange of preferred stock for common stock of $24.3 million in 1996.

Years ended December 31, 1996 and 1995

         Net revenues in 1996 were $284.9 million which represented a 29% increase from 1995 net revenues of $220.0 million. The growth in net sales in 1996 was attributable to domestic sales which increased 41%, rising to $196.7 million. International sales increased 10% to $88.2 million, reflecting a strong fourth quarter of 1996.

         The Company's worldwide sales of boys' toys increased 74% in 1996 as compared to 1995. The growth in net sales of boys' toys for 1996 was primarily attributable to Micro Machines growth and new product introductions. Worldwide sales of Micro Machines, led by the recently introduced Star Wars Action Fleet, an extensive line of Star Wars vessels, playsets, and miniature action figures, increased by 58% versus 1995. United States retail sales success of Micro Machines continued, reaching its sixteenth consecutive quarter of growth. New product introductions started in March 1996 when the Company initiated sales of Dragon Flyz, a line of flying articulated action figures plus vehicles and accessories, and continued in June 1996 when the Company initiated sales of Jonny Quest, a line of vehicles and miniature figures based on characters from the TV show. This increase was partially offset by the anticipated decrease in international sales of boys' toys based on Biker Mice from Mars.

         The Company's worldwide sales of girls' toys decreased 20% in 1996 as compared to 1995. A decrease in the sales of Sky Dancers and My Pretty DollHouse was partially offset by an increase generated by the new Pound Puppies line.

         Gross margins were $140.6 million in 1996, an increase of $42.3 million from 1995. This increase was due to higher sales volume and an increase in the gross margin rate to 49.4% in 1996 from 44.7% in 1995. The increase in the gross margin rate was primarily attributable to the following: (i) economies of scale associated with the efficient utilization of tooling, (ii) reduced product costs, (iii) a change in the product mix, and (iv) a different mix of sales between domestic and international markets. The Company's gross margin rate on domestic sales is significantly greater than foreign sales because the Company's prices on foreign sales are lower than on domestic sales as the foreign customer is responsible for the cost of importing and promoting the products.

         Advertising and promotion expenses were $43.5 million, or 15.3% of net revenues, in 1996 as compared to $31.2 million, or 14.2% of net revenues, in 1995. The higher expenses were primarily a result of a planned increase in domestic television advertising expenses and the higher percentage relates to the different mix of domestic and international sales.

         Other selling and administrative expenses were $35.8 million in 1996 as compared to $29.9 million in 1995. The increase in expenses principally resulted from higher freight and commission expenses due to the growth in sales, legal expenses and personnel costs as planned. However, other selling and administrative expenses as a percentage of net revenues decreased to 12.6% in 1996 from 13.6% in 1995.

         Royalties, research and development expenses were $37.7 million in 1996 as compared to $24.2 million in 1995. The increase in 1996 was due to higher royalty expenses associated with increased sales volume and the write-off of royalty advances associated with discontinued products, as well as increased research and development expenses associated with the expansion of the Company's lines of toys.

         Interest expense was $3.2 million in 1996 as compared to $3.4 million in 1995. The decrease was due primarily to lower average borrowings outstanding during 1996. The 8% Convertible Subordinated Debentures originally due November 30, 2000 (the "Debentures") were eliminated by being converted to common stock in the first quarter of 1996, eliminating the interest payments thereunder. Credit line borrowings were repaid in the fourth quarter from the proceeds of the Company's Common Stock offering.

         The provision for income taxes was $2.5 million, or 11.9% of earnings before taxes, in 1996 as compared to $0.6 million, or 6.0% of earnings before taxes, in 1995. The current year tax rate is lower than the federal statutory rate primarily due to the effect of the utilization of net operating loss carryforwards and federal tax credits. At December 31, 1995, the Company had net operating loss carryforwards of approximately $7.3 million and unused federal tax credits of approximately $1.8 million available to reduce taxes in future periods.

Years ended December 31, 1995 and 1994

         Net revenues in 1995 were $220.0 million which represented a 23% increase from 1994 net revenues of $178.8 million. The strong sales growth for 1995 was attributable to two principal factors: (i) record international sales of $80.7 million, an increase of 35% from 1994, and (ii) an increase in worldwide sales of girls' toys by more than 500% to $88.0 million, which represented 40% of net revenues as compared to only 8% of net revenues in 1994. The girls' toys line increase was due to the introduction of the popular Sky Dancers flying dolls and the My Pretty DollHouse line of miniature houses and accessories.

         The Company's boys' toys business declined 22% in 1995 as compared to 1994 as a result of the discontinuance of the Biker Mice from Mars line to domestic retailers and a decline in consumer demand for the Z-Bots and Power Rangers segments of Micro Machines. The Company had anticipated such discontinuance of and sales declines in these products. However, the Company's worldwide Micro Machines sales in 1995, excluding Z-Bots and Power Rangers, grew by 15% over 1994. Micro Machines, through the fourth quarter of 1995, had twelve consecutive quarters of U.S. retail sales growth.

         Gross margin was $98.3 million in 1995, an increase of 18.2% or $15.1 million from 1994. The increase was due to higher sales volume offset slightly by a lower gross margin rate. The gross margin rate decreased to 44.7% in 1995 from 46.5% in 1994 due mainly to three factors. First, tooling and packaging design costs were a higher percentage of net revenues in 1995 as compared to 1994 in support of the Company's expanded product line. Second, international sales as a percentage of worldwide revenues were higher in 1995 compared to 1994. Third, sharp price increases on plastics and packaging materials in the third and fourth quarters of 1995 occurred too late in the year for the Company to pass such increases on to its customers. The reduced gross margin rate was partially offset by the elimination of duty on toys imported into the United States from China.

         Advertising and promotion expenses were $31.2 million or 14.2% of net revenues in 1995 as compared to $30.6 million or 17.1% of net revenues in 1994. The decrease in advertising and promotion expenses as a percentage of net revenues was a result of higher marketing efficiencies domestically, coupled with the effects of the higher sales growth rate internationally where the Company's distributors absorb their own advertising costs. Other selling and administrative expenses were $29.9 million in 1995 as compared to $22.4 million in 1994. The increase in expenses was due mainly to higher planned personnel costs as a result of the Company's growth and product line expansion, higher freight costs, and higher legal expenses. Royalties, research and development expenses increased to $24.2 million in 1995 as compared to $20.8 million in 1994. The increase in 1995 was due to higher royalty expenses associated with increased sales volume as well as increased research and development expenses due to expansion of the number of product lines. Although total operating expenses increased by $11.5 million in 1995 as compared to 1994, operating expenses as a percentage of net revenues declined to 38.8% in 1995 from 41.3% in 1994.

         Earnings from operations were $13.0 million, an increase of 39% from 1994 earnings from operations of $9.3 million, reflecting the growth of net revenues of 23% and lower operating expenses as a percentage of net revenues.

         In 1994, the net proceeds of $12.1 million from the Nintendo award represents the receipt of the Company's share of proceeds from its litigation with Nintendo of America Inc. The amount was reflected in 1994 results and had no impact on 1995 results.

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

Liquidity, Financial Resources and Capital Expenditures

         Demand for the Company's products is greatest in the third and fourth quarters of the year. As a result collections of accounts typically peak in the fourth quarter and early first quarter of the following year. Due to the seasonality of its revenues and collections, the Company's working capital requirements are usually highest during the fourth quarter of each year.

         On March 31, 1995, the Company entered into an amended and restated loan and security agreement (the "Credit Agreement") with Congress Financial Corporation (Central) (the "Lender"). The Credit Agreement extends through March 31, 1997 and provides a revolving line of credit of $40 million secured by substantially all the assets of the Company, with provision to increase the line to $60 million at the option of the Company. Borrowing availability is determined by a formula based on qualified assets. Borrowings under the Credit Agreement are secured by a lien on substantially all of the assets of the Company. The annual interest rate is equal to the prime rate of CoreStates Bank N.A. as announced from time to time plus 1%. At December 31, 1996, there were no loans outstanding and $60 million was available to borrow under the Credit Agreement. On February 28, 1997, the Company signed an initial commitment letter for a $200 million credit facility with BT Commercial Corporation, a unit of Bankers Trust New York Corporation ("BT Facility"). The commitment is subject to certain conditions, and it is expected that an agreement can be finalized within 60 days. The Congress Credit Agreement has been extended while the new agreement is being finalized.

         During 1996, the Company used $15.0 million of cash in its operating activities. This usage resulted from increases in accounts receivable, inventories, tooling and related costs, prepaid expenses, deferred tax and other assets, offset by net earnings, and increases in accounts payable, accrued expenses and income and deferred taxes payable.

         Working capital was $134.4 million at December 31, 1996 compared to $54.7 million at December 31, 1995. The ratio of current assets to current liabilities was 3.9 to 1.0 at December 31, 1996 compared to 2.1 to 1.0 at December 31, 1995.

         Capital expenditures for 1996 were approximately $2.3 million. The Company had no material commitments for capital expenditures at December 31, 1996.

         The Company believes that its cash flow from operations, cash on hand and borrowings under a new credit agreement now being negotiated will be sufficient to meet its working capital and capital expenditure requirements and provide the Company with adequate liquidity to meet its anticipated operating needs for the foreseeable future.

         The Company is aggressively pursuing the renewal and extension of its current Star Wars license as well as licenses in connection with the expected release of the new Star Wars trilogy in 1999. If the Company is successful in extending its current license and adding new licenses for additional Star Wars product lines, the Company may need significant additional capital to pay for such license rights as well as to finance expenditures to support new Star Wars product lines. Should the expected new $200 million BT Facility be insufficient for these needs, the Company believes that additional financing can be arranged. There can be no assurance that the Company will be successful in obtaining licenses related to the new Star Wars trilogy. The failure to renew or obtain any part of such licensing rights could have a material adverse effect on the business, financial condition and results of operations of the Company.

Recent Accounting Pronouncement

         The FASB issued a new standard, SFAS No. 123, "Accounting for Stock-Based Compensation," which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock options and similar equity instruments under APB Opinion 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. The Company has determined to continue to account for stock options using APB Opinion 25 and has made the required pro forma disclosures in the notes to its consolidated financial statements. The Company adopted this new standard for the year ending December 31, 1996.

Impact of Inflation

         The cost of the Company's operations is influenced to the extent of any price increases in the cost of raw materials. In management's opinion, other than the sharp increases in prices of plastics and packaging materials experienced in the third and fourth quarters of 1995, general inflation did not have a material impact on the Company's business in 1996 and 1995. The Company did not implement any substantial price increases in 1996 or 1995 on continuing product lines.

Item 8.  Financial Statements and Supplementary Data

         The Consolidated Financial Statements and Financial Statement Exhibits are listed in Item 14(a) and are included herein.

Item 9. Changes in and Disagreements with Accountants and Accounting and Financial Disclosure

         Not Applicable.

                                    PART III



Item 10. Directors and Executive Officers of the Registrant

         (a) Identification of Directors

         The section entitled "Election of Directors" contained in the Proxy Statement is hereby incorporated by reference.

         (b) Identification of Executive Officers

          The executive officers and their respective positions are as follows:


      Name                                   Age      Position
      ----                                   ---      --------

      Mark D. Goldman....................    46       President, Chief Executive Officer and Director

      William G. Catron..................    51       Executive Vice President, General Counsel, Chief
                                                      Administrative Officer and Secretary

      Loren H. Hildebrand................    57       Executive Vice President, Sales

      Ronald D. Hirschfeld...............    46       Executive Vice President, International Sales & Marketing

      Roger J. Kowalsky..................    62       Executive Vice President, Chief Financial Officer
                                                      and Director

      Gary J. Niles......................    57       Executive Vice President, Marketing and Product Acquisition

      Louis R. Novak.....................    49       Executive Vice President and Chief Operating Officer

      Jay B. Foreman.....................    34       Senior Vice President of Galoob and Senior Vice President
                                                      and Managing Director of Galoob Direct, Inc.

      H. Alan Gaudie.....................    56       Senior Vice President, Finance and Assistant Secretary

      Ronnie Soong.......................    50       Managing Director of Galco International Toys, N.V.

      Terrell (Mark) Taylor..............    55       Senior Vice President, Product Design

     Mark D. Goldman, a Director of the Company, has served as President and Chief Executive Officer of the Company since June 1991. From 1987 to 1991, Mr. Goldman served as Executive Vice President and Chief Operating Officer. Prior to 1987, Mr. Goldman served in various executive capacities at Ages Entertainment Software, Inc. (formerly Sega Enterprises, Inc.) and Mattel, Inc.

      William G. Catron has served as Executive Vice President, General Counsel and Chief Administrative Officer since May 1992 and as Corporate Secretary of the Company since June 1995. From 1985 to 1992, Mr. Catron was Senior Vice President, Assistant General Counsel for Paramount Pictures Corporation. Prior to 1985, Mr. Catron served in various executive capacities at Ages Entertainment Software, Inc. (formerly Sega Enterprises, Inc.) and Mattel, Inc.

      Loren H. Hildebrand has served as Executive Vice President, Sales of the Company since April 1994. From 1992 to 1994, Mr. Hildebrand was president of Creative Consultants and from 1991 to 1992 he was Executive Vice President of Bandai U.S. Inc., a toy manufacturer. From 1989 to 1992, Mr. Hildebrand was Executive Vice President and a partner in Toy Soldiers, Inc., a start-up company. Prior to 1989, Mr. Hildebrand was a consultant for Worlds of Wonder and Executive Vice President, Sales, Merchandising and Distribution for Mattel, Inc.

      Ronald D. Hirschfeld has served as Executive Vice President, International Sales and Marketing of the Company since February 1994. From 1989 to 1994, Mr. Hirschfeld served as Senior Vice President,

International Sales and Marketing. Prior to 1989, Mr. Hirschfeld served as Senior Vice President, International Operations from 1987 to 1989 and has held various positions with the Company since 1978.

      Roger J. Kowalsky has served as Executive Vice President and Chief Financial Officer of the Company since June 1996 and as a Director of the Company since June 1994. From 1989 to 1996, Mr. Kowalsky served as Director of the Vermont Studio Center, an organization dedicated to visual artists and writers. From 1983 to 1986, Mr. Kowalsky served as Senior Vice President, Finance & Administration for Yale Materials Handling Corporation. Prior to such time, from 1969 to 1982, Mr. Kowalsky worked at Pullman Inc., rising to Executive Vice President, Finance and Administration and President of Pullman Trailmobile, a subsidiary of Pullman, Inc.

      Gary J. Niles has served as Executive Vice President, Marketing and Product Acquisition of the Company since February 1992. From 1989 to 1992, Mr. Niles served as Senior Vice President, Toy Boys Division. Before joining the Company, Mr. Niles was an executive with U.A.C., Ltd., a division of Universal Matchbox, Revell Incorporated and Ages Entertainment Software, Inc. (formerly Sega Enterprises, Inc.)

      Louis R. Novak has served as Executive Vice President and Chief Operating Officer of the Company since February 1992. From 1989 to 1992, Mr. Novak served as Senior Vice President, Operations. From 1986 to 1989 he was Senior Vice President, Worldwide Product Operations for Coleco Industries, Inc. Prior to 1986, Mr. Novak was an executive with All American Gourmet Company, Inc., a manufacturer of frozen food products, and for Mattel, Inc.

      Jay B. Foreman has been Senior Vice President of Galoob Toys, Inc. and Senior Vice President and Managing Director of Galoob Direct, Inc., since May 1996. From 1992 to 1996, Mr. Foreman served as Executive Vice President-U.S. Operations of Play By Play Toys and Novelties, Inc. From 1990 until 1992, Mr. Foreman served as Co-General Manager of the Toys and Novelties Division of Pizza Management, Inc.

      H. Alan Gaudie has served as Senior Vice President, Finance of the Company since April 1992 and Assistant Secretary since June 1995. From 1985 to 1992, Mr. Gaudie served as Corporate Controller, Vice President, Senior Vice President and acting Chief Financial Officer.

      Ronnie Soong has served as Managing Director of Galco since May 1995. From 1993 to 1995, Mr. Soong served as General Manager of Galco. From 1989 to 1993, Mr. Soong was General Manager of Zindart Industrial Co., Ltd. Prior to 1989, Mr. Soong was the General Manager of Buddy L (HK) Ltd. and an executive with the Ertl Company in Taiwan from 1987 to 1989.

      Terrell (Mark) Taylor has served as Senior Vice President, Product Design of the Company since November 1995. From 1988 to 1995, Mr. Taylor served as Senior Vice President, Product Design for Mattel, Inc. From 1987 to 1988, Mr. Taylor served as Vice President with Entertech/LJN Toys. Prior to 1987, Mr. Taylor served in various executive capacities at Playmates Toys, Tomy Toys, and Mattel, Inc. In addition, Mr. Taylor was a principal partner with Taylor/Salari Design.

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

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         Index to Financial Statements

         The following consolidated financial statements and schedules of the Company and its subsidiaries are included as Part II, Item 8 of this Report:

                  (a) 1. Financial Statements                                            Page

                         Report of Independent Accountants                               F-1

                         Consolidated Financial Statements:

                         Consolidated Balance Sheets - December 31, 1996 and
                         December 31, 1995                                               F-2

                         Consolidated Statements of Operations for the years
                         ended December 31, 1996, 1995 and 1994                          F-3

                         Consolidated Statements of Changes in Shareholders' Equity
                         for the years ended December 31, 1996, 1995 and 1994            F-4

                         Consolidated Statements of Cash Flows for the years ended
                         December 31, 1996, 1995 and 1994                                F-5

                         Notes to Consolidated Financial Statements                      F-6 to
                                                                                         F-17

                  (a) 2. Financial Statement Schedules

                         Schedule II - Valuation and Qualifying Accounts and
                         Reserves for the years ended December 31, 1996, 1995
                         and 1994                                                        S-1


         All other schedules have been omitted because they are inapplicable or not required, or the information is included in the consolidated financial statements or notes thereto.

        (a) 3. Exhibits
               --------

3.1(a)(1)      Certificate of Incorporation.

3.1(b)(1)      Amendment to Certificate of Incorporation.

3.2(2)         Bylaws.

4.1(3)         Form of Certificate for Shares of Common Stock of Company.

4.2(a)(4)      Warrant Agreement, dated as of December 11, 1991, by and between the Company and Shereff, Friedman, Hoffman and Goodman, LLP.

4.2(b)(4)      Warrant Agreement, dated as of November 17, 1993, by and between the Company and Gerard Klauer Mattison & Co., Inc.

4.3(5) Form of Rights Agreement, dated as of January 17, 1990, between the Company and Mellon Securities Trust Company.

10.1(a)(6)*    Amended and Restated 1984 Employee Stock Option Plan.

10.1(b)(7)*    1994 Senior Management Stock Option Plan.

10.1(c)(8)*    Form of Agreement between each of Mark Goldman, William Catron,
               Lou Novak, Gary Niles, Mark Shepherd, Ronald Hirschfeld and H.
               Alan Gaudie and the Company.

10.1(d)(9)*    Form of Amendment No. 1 between each of Mark Goldman, William
               Catron, Lou Novak, Gary Niles, Mark Shepherd, Ronald Hirschfeld and H. Alan Gaudie and the Company.

10.1(e)(10)    1995 Non-Employee Directors' Stock Option Plan.

10.1(f)*       Galoob Toys, Inc. 1996 Long Term Compensation Plan

10.1(g)*       Galoob Toys, Inc. 1996 Share Incentive Plan

10.2(10)*      Lewis Galoob Toys, Inc. Savings and Retirement Plan (Formerly the
               Lewis Galoob Toys, Inc. Profit Sharing) (Amendment and
               Restatement effective January 1, 1987).

10.3(9)* Severance Agreement, dated October 27, 1994, between Mark Goldman and the Company.

10.4(a)(11)*   Agreement, dated July 15, 1995, between William G. Catron and the
               Company.

10.4(b)(11)*   Agreement, dated July 15, 1995, between Loren Hildebrand and the
               Company.

10.4(c)(11)*   Agreement, dated July 15, 1995, between Ronald Hirschfeld and the
               Company.

10.4(d)(11)*   Agreement, dated July 15, 1995, between Gary J. Niles and the
               Company.

10.4(e)(11)*   Agreement, dated July 15, 1995, between Louis R. Novak and the
               Company.

10.5(e)(9)     Amended and Restated Loan and Security Agreement, dated as of
               March 31, 1995, by and among the Company and Congress Financial
               Corporation (Central).

10.6(a)(12)    License Agreement, dated June 16, 1986, by and between Funmaker, as Licensor and the Company, as Licensee.

10.7(a)(13)    License Agreement, dated May 4, 1990, by and among the Company as
               Licensee, Codemasters Software Company, Ltd. and America
               Corporation, Limited.

10.7(b)(13)    Amendment No. 1 dated June 1991 to License Agreement dated May 4,
               1990.

10.7(c)(13)    Amendment No. 2 dated December 23, 1991 to License Agreement, dated May 4, 1990.

10.7(d)(13)    European License Agreement, dated December 23, 1991, by and between Codemasters Software Company, Ltd. and the Company.

10.7(e)(13)    Third Amendment to United States License and First Amendment to
               European License, dated November 4, 1992.

10.7(f)(9)     Fourth Amendment to United States License Agreement, dated
               October 14, 1994.

10.8(12) Agreement of Purchase and Sale, dated October 22, 1986, by and between AT Building Company, as Seller, and the Company, as Buyer.

10.9(a)(2)     Lease Agreement, dated March 12, 1987, by and between Lincoln
               Alvarado and Patrician Associates, Inc., as Lessor, and the
               Company, as Lessee.

10.9(b)(14)    Amendment No. 1 to Lease Agreement.

10.9(c)(10)    Lease Agreement, dated December 1, 1995, by and between 200 Fifth
               Avenue Associates, as Lessor, and the Company, as Lessee.

10.9(d) Lease Agreement, dated December 3, 1996, between Prudential Insurance Company of America as Lessor and the Company, as Lessee.

11             Statement of Computation of Per Share Earnings.

21             Subsidiaries of the Company.

23.1           Consent of Independent Public Accountants.

27             Financial Data Schedule

--------------------

 (1) Incorporated by reference to the Company's Amendment No. 2 to the Registration Statement on Form S-1, filed with the Commission on November 8, 1996.

 (2) Incorporated by reference to the Company's Amendment No. 1 to Registration Statement on Form 8-B, filed with the Securities and Exchange Commission (the "Commission") on January 11, 1988.

 (3) Incorporated by reference to the Company's Registration Statement on Form S-3, filed with the Commission on February 26, 1990.

 (4) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1993, filed with the Commission on March 31, 1994.

 (5) Incorporated by reference to the Company's Registration Statement on Form 8-A, filed with the Commission on January 23, 1990.

 (6) Incorporated by reference to the Company's Registration Statement on Form S-8, Registration No. 33-56585, filed with the Commission on November 23, 1994.

 (7) Incorporated by reference to the Company's Registration Statement on Form S-8, Registration No. 33-56587, filed with the Commission on November 23, 1994.

 (8) Incorporated by reference to the Company's Registration Statement on Form S-8, Registration No. 33-56589, filed with the Commission on November 23, 1994.

 (9) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1994, filed with the Commission on March 31, 1995.

(10) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1995, filed with the Commission on March 11 1996.

(11) Incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 333-00743, filed with the Commission on February 6, 1996.

(12) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1986, filed with the Commission on March 31, 1987.

(13) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1992, filed with the Commission on March 31, 1993.

(14) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1991, filed with the Commission on March 30, 1992.

  *      Indicates exhibits relating to executive compensation.

         All other schedules are omitted because they are not applicable or the required information is shown in the Company's consolidated financial statements or the notes thereto.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         GALOOB TOYS, INC.
                                         (Registrant)

                                         By:  /s/ Mark D. Goldman
                                              --------------------------
                                              Mark D. Goldman
                                              President, Chief Executive
                                              Officer
Dated: March 31, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                            Title                                        Date
---------                            -----                                        ----



/s/ Mark D. Goldman                  President, Chief                         March 31, 1997
---------------------------------    Executive Officer and
Mark D. Goldman                      Director


/s/ Scott R. Heldfond                Director                                 March 31, 1997
---------------------------------
Scott R. Heldfond

/s/ Paul A. Gliebe, Jr.              Director                                 March 31, 1997
---------------------------------
Paul A. Gliebe, Jr.

/s/ S. Lee Kling                     Director                                 March 31, 1997
---------------------------------
S. Lee Kling

/s/ Andrew Cavanaugh                 Director                                 March 31, 1997
---------------------------------
Andrew Cavanaugh

/s/ Roger J. Kowalsky                Executive Vice President, Finance,       March 31, 1997
---------------------------------    Chief Financial Officer and Director
Roger Kowalsky


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Galoob Toys, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 25 present fairly, in all material respects, the financial position of Galoob Toys, Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

San Francisco, California
January 31, 1997

                       GALOOB TOYS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                          (in thousands, except shares)

                                                                                  December 31,
                                                                                ---------------
                                                                                1996          1995
                                                                             ---------    ---------
ASSETS
Current Assets:
      Cash and cash equivalents                                              $  27,920    $   2,030
      Accounts receivable, net                                                 102,322       68,402
      Inventories                                                               19,974       17,491
      Tooling and related costs                                                 15,436        8,311
      Prepaid expenses and other assets                                         12,361       10,348
      Deferred tax asset                                                         2,404           --
                                                                             ---------    ---------
               Total Current Assets                                            180,417      106,582
Land, Building and Equipment, net                                               10,472        8,913
Indebtedness from Related Party                                                    950         --
Other Assets                                                                     5,066        4,589
                                                                             ---------    ---------
               Total Assets                                                  $ 196,905    $ 120,084
                                                                             =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
      Notes payable                                                          $      --    $  15,071
      Accounts payable                                                          19,655       17,141
      Accrued expenses                                                          24,680       14,547
      Income taxes payable                                                       1,671          731
      Current portion of long-term debt                                             17        4,422
                                                                             ---------    ---------
               Total Current Liabilities                                        46,023       51,912
Long-term Debt                                                                      20       14,000
Deferred Tax Liability                                                           1,071           --
                                                                             ---------    ---------
               Total Liabilities                                                47,114       65,912
                                                                             ---------    ---------
Shareholders' Equity:
      Preferred stock
            Authorized 1,000,000 shares
            Issued and outstanding 183,950 shares of $17 Convertible
                Exchangeable Preferred Stock at $200 liquidation value              --       36,790
                per share in 1995
      Common stock, par value $.01 per share
            Authorized 50,000,000 shares
            Issued and outstanding 17,919,864 shares in 1996 and
                10,089,961 shares in 1995                                          179          101
            Additional paid-in capital                                         170,291       31,579
            Retained earnings (deficit)                                        (20,232)     (13,851)
            Cumulative translation adjustment                                     (447)        (447)
                                                                             ---------    ---------
               Total Shareholders Equity                                      149,791       54,172
                                                                             ---------    ---------
               Total Liabilities and Shareholders' Equity                   $ 196,905    $ 120,084
                                                                             =========    =========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                       GALOOB TOYS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)



                                                                                      Years ended December 31,
                                                                                      ------------------------

                                                                                   1996         1995         1994
                                                                              ---------    ---------    ---------
Net revenues                                                                  $ 284,905    $ 220,044    $ 178,792
Costs of products sold                                                          144,282      121,742       95,636
                                                                              ---------    ---------    ---------
Gross margin                                                                    140,623       98,302       83,156
                                                                              ---------    ---------    ---------
Operating expenses:
   Advertising and promotion                                                     43,515       31,240       30,616
   Other selling and administrative                                              35,776       29,860       22,433
   Royalties, research and  development                                          37,668       24,213       20,785
                                                                              ---------    ---------    ---------
Total operating expenses                                                        116,959       85,313       73,834
                                                                              ---------    ---------    ---------
Earnings from operations                                                         23,664       12,989        9,322
Net proceeds from Nintendo award                                                   --           --         12,124
Interest expense                                                                 (3,183)      (3,429)      (2,609)
Other income, net                                                                   455          439          365
                                                                              ---------    ---------    ---------
Earnings before income taxes                                                     20,936        9,999       19,202
Provision for income taxes                                                        2,485          600          778
                                                                              ---------    ---------    ---------
Net earnings                                                                     18,451        9,399       18,424
Preferred stock dividends:
     Paid                                                                             6           --           --
     In arrears                                                                      15        3,127        3,127
Charge related to the exchange of
     preferred stock for common                                                  24,279           --           --
                                                                              ---------    ---------    ---------
Net earnings (loss) applicable to
  common shares                                                               $  (5,849)   $   6,272    $  15,297
                                                                              =========    =========    =========

Average common shares outstanding                                                14,289       10,451       10,111
Net earnings (loss) per common share:
     Primary                                                                  $   (0.41)   $    0.60    $    1.51
     Fully Diluted                                                                (0.41)        0.60         1.41

The accompanying notes are an integral part of these Consolidated Financial Statements.

                       GALOOB TOYS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                          (in thousands, except shares)


                                                      Preferred Stock                 Common Stock
                                                      ---------------                 ------------
                                                       Shares           Amts          Shares         Amts
                                                 ------------    ------------    ------------    ------------
Balance at 12/31/93                                   183,950    $     36,790       9,559,357    $         96
Net earnings                                               --              --              --              --
Common stock issued, net                                   --              --          47,000               1
Termination of 1992 Plan                                   --              --         449,732               4
Common stock received in exchange
   for shares issued and canceled                          --              --          (1,000)             --
Cumulative translation adj. and other                      --              --              --              --
                                                 ------------    ------------    ------------    ------------
Balance at 12/31/94                                   183,950          36,790      10,055,089             101

Net earnings                                               --              --              --              --
Common stock issued, net                                   --              --          58,751              --
Common stock received in exchange for
   shares issued and canceled                              --              --         (11,202)             --
Reclamation of shares                                      --              --         (12,677)             --
                                                 ------------    ------------    ------------    ------------
Balance at 12/31/95                                   183,950          36,790      10,089,961             101

Net earnings                                               --              --              --              --
Common stock issued, net                                   --              --       2,492,679              24
Conversion of preferred stock to common stock        (182,290)        (36,458)      3,359,432              34
Redemption of preferred stock                          (1,660)           (332)             --              --
Conversion of debentures to common stock                   --              --       1,511,872              15
Costs associated with preferred stock exchange
    and debenture conversion                               --              --              --              --
Warrants exercised                                         --              --         490,280               5
Common stock received in exchange for shares
     issued and canceled                                   --              --         (24,360)             --
Tax benefits from stock plans                              --              --              --              --
                                                 ------------    ------------    ------------    ------------
Balance at 12/31/96                                         0    $          0      17,919,864    $        179
                                                 ============    ============    ============    ============

                                                     Additional        Retained       Cumulative
                                                        Paid-In        Earnings      Translation
                                                        Capital        (Deficit)      Adjustment           Total
                                                        -------         -------      -----------          ------

Balance at 12/31/93                                $     27,293    $    (41,596)   $       (421)   $     22,162
Net earnings                                                 --          18,424              --          18,424
Common stock issued, net                                    161              --              --             162
Termination of 1992 Plan                                  4,042              --              --           4,046
Common stock received in exchange
   for shares issued and canceled                            10             (10)             --              --
Cumulative translation adj. and other                        --              --             (26)            (26)
                                                   ------------    ------------    ------------    ------------
Balance at 12/31/94                                      31,506         (23,182)           (447)         44,768

Net earnings                                                 --           9,399              --           9,399
Common stock issued, net                                    228              --              --             228
Common stock received in exchange for
   shares issued and canceled                              (155)            (68)             --            (223)
Reclamation of shares                                        --              --              --              --
                                                   ------------    ------------    ------------    ------------
Balance at 12/31/95                                      31,579         (13,851)           (447)         54,172

Net earnings                                               --            18,451            --            18,451
Common stock issued, net                                 62,334            --              --            62,358
Conversion of preferred stock to common stock            60,703         (24,279)           --              --
Redemption of preferred stock                               (11)           (118)           --              (461)
Conversion of debentures to common stock                 13,479            --              --            13,494
Costs associated with preferred stock exchange
    and debenture conversion                             (1,282)           --              --            (1,282)
Warrants exercised                                        2,515            --              --             2,520
Common stock received in exchange for shares
     issued and canceled                                    (76)           (435)           --              (511)
Tax benefits from stock plans                             1,050            --              --             1,050
                                                   ------------    ------------    ------------    ------------
Balance at 12/31/96                                $    170,291    $    (20,232)   $       (447)   $    149,791
                                                   ============    ============    ============    ============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                       GALOOB TOYS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands, except shares)

                                                                              Years ended December 31,
                                                                              ------------------------
                                                                          1996         1995       1994
                                                                          ----         ----       ----
CASH FLOW FROM OPERATING ACTIVITIES:
    Net earnings                                                       $ 18,451    $  9,399    $ 18,424
    Adjustments to reconcile net earnings to net cash used in
       operating activities:
           Depreciation                                                     751         528         628
           Changes in assets and liabilities:
                 Accounts receivable                                    (33,920)    (10,519)    (24,500)
                 Inventories                                             (2,483)       (667)     (3,845)
                 Tooling and related costs                               (7,125)         68      (3,359)
                 Prepaid expenses and other current assets               (2,013)     (4,856)      1,849
                 Accounts payable                                         2,514       2,168       4,140
                 Accrued expenses                                        10,460        (392)         67
                 Income and deferred taxes payable                        3,061         232         217
                 Deferred tax and other assets                           (4,664)     (3,026)       (168)
                                                                       --------    --------    --------
           Net cash (used in) provided by operating activities          (14,968)     (7,065)     (6,547)
                                                                       --------    --------    --------
CASH FLOW FROM INVESTING ACTIVITIES:
    Investment in land, building and equipment, net                      (2,310)     (1,041)       (466)
                                                                       --------    --------    --------
       Net cash (used in) provided by investing activities               (2,310)     (1,041)       (466)
                                                                       --------    --------    --------
CASH FLOW FROM FINANCING ACTIVITIES:
    Net borrowings (repayments) under notes payable                     (15,071)      8,100       6,971
    Repayments under long-term debt agreements                           (4,385)       (194)       (194)
    Proceeds from issuance of common stock, net                          64,367           5         162
    Redemption of preferred stock                                          (461)         --          --
    Cost associated with the conversion of debenture
     and the preferred shares exchange                                   (1,282)         --          --
    Other, net                                                               --          --         (26)
                                                                       --------    --------    --------
       Net cash provided by (used in) financing activities               43,168       7,911       6,913
                                                                       --------    --------    --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         25,890        (195)       (100)

CASH AND CASH EQUIVALENTS AT  BEGINNING OF YEAR                           2,030       2,225       2,325
                                                                       --------    --------    --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                               $ 27,920    $  2,030    $  2,225
                                                                       ========    ========    ========

Supplemental disclosure of cash flow information:

    Cash paid for interest                                             $  3,231    $  3,050    $  2,656
    Cash paid for income taxes                                         $  1,747    $    390    $    822

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
During the year ended December 31, 1996, $14,000 of the Company's 8% convertible subordinated debentures were converted into 1,511,872 shares of its common stock. Deferred loan costs and accrued interest amounting to approximately $505, net, were charged against additional paid-in capital. (See Note J.)

During the year ended December 31, 1996, 1,822,899 depositary shares of the Company's preferred stock were exchanged for 3,359,432 shares of its common stock. (See Note N.)

In 1994, the Company issued 449,732 shares of common stock in connection with the termination of the 1992 Senior Management Stock Option Plan. (See Note O.)

The accompanying notes are an integral part of these Consolidated Financial Statements.

                       GALOOB TOYS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years ended December 31, 1996, 1995 and 1994


NOTE A - Summary of Significant Accounting Policies

Organization and Business

Galoob Toys, Inc. and subsidiaries (formerly known as Lewis Galoob Toys, Inc.) ("the Company") has been engaged in business since 1957 and was originally incorporated in California on November 6, 1968 and reincorporated in Delaware on August 28, 1987. The Company is engaged in the design, development, marketing and distribution of high quality toys worldwide. The Company's products are primarily manufactured in the People's Republic of China ("China").

Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, principally Galco International Toys, N.V. ("Galco") and Galoob Direct, Inc. All significant intercompany accounts have been eliminated in consolidation. Certain amounts in the financial statements of prior years have been reclassified to conform with the current year's presentation.

Revenue Recognition

The Company records a transaction as a sale when inventory is shipped to the customer and title passes. The Company provides for returns and allowances using a percentage of gross sales, based on historical experience.

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

Cash and Cash Equivalents

Cash equivalents consist primarily of money market funds invested in U.S. Government securities and other high quality U.S. money market securities.

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

                       GALOOB TOYS, INC. AND SUBSIDIARIES

                  Years ended December 31, 1996, 1995 and 1994


Prepaid Expenses

Prepaid expenses include costs such as those incurred in the creation of television commercials which are deferred and expensed in the period first aired. Prepaid expenses also include prepaid insurance, prepaid samples, prepaid advertising media, and royalty advances.

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

For the year ended December 31, 1995, the Company implemented SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets". Implementation of SFAS No. 121 had no material impact on the Company's financial condition or results of operations.

Research and Development

Research and development is expensed as it is incurred. Total expenses for the years ended December 31, 1996, 1995 and 1994 were $10,210,000, $7,886,000 and
$7,288,000, respectively.

Income Taxes

The Company accounts for income taxes in accordance with SFAS 109, "Accounting for Income Taxes". SFAS 109 prescribes an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates.

Earnings Per Share

Primary earnings per share is based on the net earnings (loss) applicable to common shares, after providing for the dividends paid or in arrears on the preferred stock and charges related to the conversion of preferred stock to common stock, for the year divided by the weighted average number of common and common equivalent shares outstanding. The dilutive effect of common stock equivalents, such as stock options and warrants, is calculated using the treasury stock method. Stock options and warrants were dilutive for 1995 and 1994. Fully diluted earnings per share for the year ended 1994 includes the effect of the assumed conversion of the $17 Convertible Exchangeable Preferred Stock and the 8% Convertible Subordinated Debentures into common stock. Fully diluted earnings per share for the year ended December 31, 1995 was the same as primary earnings per share since the effect of the assumed conversion is anti-dilutive.

Recent Accounting Pronouncement

In 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which defines a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock options and similar equity instruments under APB Opinion 25, "Accounting for Stock Issued to Employees". Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. The Company has determined to continue to account for stock options using APB Opinion 25 and has made the required pro forma disclosures in these notes. See Note O.

                       GALOOB TOYS, INC. AND SUBSIDIARIES

                  Years ended December 31, 1996, 1995 and 1994


NOTE B - Accounts Receivable, Net

                                                           (in thousands)
                                                            December 31,
                                                           1996          1995
                                                           ----          ----
Trade receivables                                      $ 111,049    $  76,834
Provisions for:
   Advertising allowances                                 (7,514)      (5,800)
   Return of defective goods                                (700)        (700)
   Markdowns and discounts                                (1,086)      (2,975)
   Doubtful accounts                                        (597)        (507)
                                                       ---------    ---------
        Net trade receivables                            101,152       66,852
Other receivables                                          1,170        1,550
                                                       ---------    ---------
                                                       $ 102,322    $  68,402
                                                       =========    =========

NOTE C - Inventories

                                                            (in thousands)
                                                             December 31,
                                                            1996         1995
                                                       ---------    ---------
Finished goods                                         $  19,667    $  17,023
Raw materials and parts                                      307          468
                                                       ---------    ---------
                                                       $  19,974    $  17,491
                                                       =========    =========

NOTE D - Land, Building and Equipment, Net

                                                              (in thousands)
                                                               December 31,
                                                            1996         1995
                                                       ---------    ---------
Land and building                                      $   9,851    $   9,567
Office furniture, fixtures and
    equipment                                              5,579        4,646
Leasehold improvements                                     1,026        1,267
Vehicles                                                     133          104
                                                       ---------    ---------
                                                          16,589       15,584
Accumulated depreciation                                  (6,117)      (6,671)
                                                       ---------    ---------
                                                       $  10,472    $   8,913
                                                       =========    =========

NOTE E - Notes Payable

On March 31, 1995, the Company entered into an amended and restated loan and security agreement (the "New Agreement") with Congress Financial Corporation (Central) (the "Lender"). The New Agreement extends through March 31, 1997 and provides a line of credit of $40 million, with provision to increase the line to $60 million at the option of the Company. Borrowing availability is determined by a formula based on qualified assets. The interest is generally prime rate plus 1%. In consideration for entering into the New Agreement, the Company paid a $100,000 fee; additional fees of $100,000 were paid in 1996 when the Company exercised its option to increase the line. The Company has also agreed to pay an unused line fee of 0.25% and certain management fees. The deferred loan fee is included in other assets and is being amortized using a straight-line method over the term of the loan. The Company was in compliance with all debt covenants at December 31,1996.

                       GALOOB TOYS, INC. AND SUBSIDIARIES

                  Years ended December 31, 1996, 1995 and 1994

The maximum outstanding borrowings, average outstanding balances and weighted average rates of interest for notes payable were as follows:

                                                              (in thousands)
                                                             1996          1995
                                                             ----          ----
Maximum outstanding at month end                          $43,202       $30,235
Average outstanding amount during the year                 23,969        14,211
Weighted average interest rate for the year                   9.6%         10.4%


NOTE F - Income Taxes

Earnings before income taxes and the provision for income taxes are as follows:

                                                        (in thousands)
                                                    Years ended December 31,
                                                   1996         1995        1994
                                               --------     --------    --------
Earnings before income taxes:
     Domestic                                  $ 20,396     $  9,288    $ 18,861
     Foreign                                        540          711         341
                                               --------     --------    --------
                                               $ 20,936     $  9,999    $ 19,202
                                               ========     ========    ========
Provision for income taxes:
Current:
    Federal                                    $  2,078     $    187    $    490
    State                                         1,689          278         201
    Foreign                                          51          135          87
                                               --------     --------    --------
                                                  3,818          600         778
Deferred:
    Federal                                      (1,159)          --          --
    State                                          (174)          --          --
    Foreign                                          --           --          --
                                               --------     --------    --------
                                               $  2,485     $    600    $    778
                                               ========     ========    ========

                       GALOOB TOYS, INC. AND SUBSIDIARIES

                  Years ended December 31, 1996, 1995 and 1994


Deferred tax liabilities (assets) consist of the following:

                                                           (in thousands)
                                                             December 31,
                                                      1996       1995       1994
                                                   -------    -------    -------
Prepaid expenses                                   $ 2,321    $ 2,475    $ 1,586
Other temporary differences                          1,024        766        705
                                                   -------    -------    -------
Gross deferred tax liabilities                       3,345      3,241      2,291
                                                   -------    -------    -------

Accrued expenses                                    (1,232)      (613)      (939)
Defectives provision                                  (285)      (245)      (315)
Other temporary differences                         (3,161)    (3,244)    (2,970)

Net operating loss carryforwards                        --     (2,567)    (4,037)
Research and development tax credit carryforward        --       (765)      (765)
Other                                                   --     (1,027)      (944)
                                                   -------    -------    -------
Gross deferred tax assets                           (4,678)    (8,461)    (9,970)
                                                   -------    -------    -------
Deferred tax assets valuation allowance                 --      5,220      7,679
                                                   -------    -------    -------
                                                   $(1,333)   $    --    $    --
                                                   =======    =======    =======

No deferred tax valuation allowance was required at December 31, 1996 since the net deferred tax assets are considered realizable. Valuation allowances were provided in 1994 and 1995 when realization was uncertain. The net change in the valuation allowance for deferred tax assets was a decrease of $5,220,000, $2,459,000, and $6,140,000 in 1996, 1995 and 1994, respectively.

The provision for income taxes differs from the provisions determined by applying the applicable U.S. statutory federal income tax rates to pretax income as a result of the following differences:

                                                         Years ended December 31,
                                                         ------------------------
                                                        1996       1995       1994
                                                        ----       ----       ----
Federal income taxes
  at the U.S. statutory rate                            35.0%      35.0%      35.0%

Increase (decrease) in income taxes resulting from:
  Effects of U.S. and foreign income
  taxes on foreign operations                            0.2       (1.1)      (0.2)

  State income taxes, net of loss carryforwards,
  less federal tax benefits                              5.1        2.8        0.9

  Benefit of reversing temporary differences for
  which benefits were not previously recorded             --      (20.9)        --

  Loss carryback/carryforward utilized                 (15.0)     (13.8)     (31.6)

  Tax credits/carryforward utilized                    (16.4)        --         --

  Other                                                  3.0        4.0         --
                                                      ------     ------     ------

                                                        11.9%       6.0%       4.1%
                                                      ======     ======     ======

                       GALOOB TOYS, INC. AND SUBSIDIARIES

                  Years ended December 31, 1996, 1995 and 1994


No domestic deferred taxes have been provided on unremitted earnings of the foreign subsidiary. All such earnings are expected to be permanently reinvested in the subsidiary. Undistributed earnings for which the Company has not provided taxes, which may be payable on distribution, were approximately $5,200,000 as of December 31, 1996. No foreign taxes will be withheld on the distribution of the untaxed earnings.

NOTE G - Leases

The Company leases its domestic warehouse and showroom facilities, and its facilities in Hong Kong. The leases have been classified as operating leases and are for terms expiring at various dates through 2006. The Company has a lease option on a new domestic warehouse to renew for one five-year term, renewable in the year 2002.

Future minimum lease payments for all noncancellable operating leases as of December 31, 1996 (in thousands) are as follows:

         Years ending December 31,
                   1997                                     $    2,001
                   1998                                          2,260
                   1999                                          1,804
                   2000                                          1,718
                   2001                                          1,779
                Thereafter                                       2,313
                                                            -----------
                                                            $   11,875
                                                            ===========

Net rental expense for the years ended December 31, 1996, 1995 and 1994 was $1,965,000, $1,988,000 and $1,515,000, respectively.

NOTE H - Royalty Contracts

The Company has future minimum royalty guarantee payments as of December 31, 1996 (in thousands) as follows:

         Years ending December 31,

                 1997                                             $2,489
                 1998                                                600
                 1999                                                500
                                                                  --------
                                                                  $3,589
                                                                  --------

NOTE I - Accrued Expenses

                                                                              (in thousands)
                                                                                December 31,
                                                                                ------------
                                                                             1996      1995
                                                                             ----      ----
Accrued royalties                                                         $10,797   $ 6,003
Accrued compensation and commissions                                        6,484     4,814
Other accrued expenses                                                      7,399     3,730
                                                                          -------   -------
                                                                          $24,680   $14,547
                                                                          =======   =======

During 1995, the Company settled with the United States Customs Service ("Customs") regarding the audit of duty due on importations of goods into the United States of the years 1988 through 1991. The Company adequately provided for the amount settled with Customs.

                       GALOOB TOYS, INC. AND SUBSIDIARIES

                  Years ended December 31, 1996, 1995 and 1994


NOTE J - Long-Term Debt

                                                                                                                (in thousands)
                                                                                                                  December 31,
                                                                                                                 ------------
                                                                                                             1996         1995
                                                                                                            -------       -------
8% Convertible Subordinated Debentures due and payable on
    November 30, 2000, interest paid semi-annually                                                           $    --       $14,000
Mortgage secured by headquarters land and building, payable
    in monthly installments of $55,314 (principal and interest) through November
    30, 1996 when the remaining outstanding
    balance was paid, interest rate 10.3%                                                                         --         4,422
Capital lease obligation                                                                                          37            --
                                                                                                             -------        -------
                                                                                                                  37        18,422
Current portion                                                                                                  (17)       (4,422)
                                                                                                             -------       -------
                                                                                                             $    20       $14,000
                                                                                                             =======       =======

On November 17, 1993, the Company issued in a private placement $14 million in principal amount of 8% Convertible Subordinated Debentures (the "8% Debentures"), at par, with interest paid semi-annually. In connection with the 8% Debentures, the Company paid a commission to its investment bankers of $560,000 and issued warrants for 150,000 shares, which were valued at $525,000 and recorded as additional paid-in capital.

In February 1996, the Company issued a call for the redemption of its 8% Debentures. This call resulted in the conversion on March 15, 1996, of all $14,000,000 8% Debentures at $9.26 per share and the issuance of 1,511,872 new shares of common stock. Unamortized debt issuance costs of $833,000 were charged against additional paid-in-capital on conversion of the 8% Debentures.

NOTE K - Major Customers

The Company had transactions with one customer, Toys "R" Us, Inc. that accounted for approximately 23%, 20% and 21% of net revenues in 1996, 1995 and 1994, respectively. Wal-Mart accounted for approximately 13% and 11% of net revenues in 1996 and 1995, respectively.

NOTE L - Profit Sharing Plan

The Company has a 401(k) profit sharing plan covering all non-union full-time employees. The plan is qualified under Section 401(a) of the Internal Revenue Code so that contributions to the plan by the Company are not taxable until distributed to employees. Contributions under the plan are at the discretion of the Board of Directors and are subject to the amounts allowable under applicable provisions of the Internal Revenue Code. No Company contributions have been made in 1996, 1995 or 1994.

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

                       GALOOB TOYS, INC. AND SUBSIDIARIES

                  Years ended December 31, 1996, 1995 and 1994

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

NOTE N - Shareholders' Equity

In 1989, the Company issued 183,950 authorized shares of $17 Convertible Exchangeable Preferred Stock with a $200 liquidation value (the "Preferred Stock") and deposited them with a U.S. Bank (the "Depositary") and sold in a public offering an aggregate of 1,839,500 Depositary Convertible Exchangeable Preferred Shares (the "Depositary Shares") at a price of $20 per share. Each Depositary Share represented 1/10th share of Preferred Stock and had a cumulative dividend rate of $1.70 per annum, payable quarterly, and could be converted into common stock at the option of the holders at an initial price of $16.875 per share of common stock. On July 1, 1992, the Company discontinued payment of dividends on the Depositary Shares.

In February 1996, the Company offered to exchange 1.85 shares of its common stock for each Depositary Share outstanding. This inducement offer was accepted by the owners of 98% of the Depositary Shares resulting in the issuance of 3,336,433 shares of common stock on March 29, 1996. Generally accepted accounting principles require a non-cash charge to reduce Net Earnings Applicable to Common Shares in the calculation of Earnings Per Share for the fair value of the securities issued in excess of the existing conversion rate of approximately 1.185 common shares per Depositary Share. This non-cash charge amounted to $24,279,000. Without this charge, the Company would have reported net earnings per common share of $1.20 as compared to the reported net loss per common share of $0.41 in the year ended December 31, 1996.

The balance of the Depositary Shares were converted at the specified 1.185 exchange rate or redeemed by the Company in June 1996.

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

NOTE O - Stock Compensation Plans

The Company has four stock compensation plans: the 1984 Employee Stock Option Plan, the 1994 Senior Management Option Plan, the 1995 Non-Employee Directors Stock Option Plan, and the 1996 Share Incentive Plan. The aggregate number of common shares available under these plans are 1,589,997, 800,000, 160,000 and 1,850,000, respectively. There were 1,994,029 and

                       GALOOB TOYS, INC. AND SUBSIDIARIES

                  Years ended December 31, 1996, 1995 and 1994

442,437 shares available for future grants under the terms of the Company's stock option plans at December 31, 1996 and 1995, respectively. Stock options outstanding have a term of 10 years and are non-qualified options. An option becomes exercisable at such times and in such installments as set by the Compensation Committee of the Board of Directors. Certain options granted to senior management have vesting schedules that depend on the achievement of designated prices for the Company's common stock and the passage of specific time periods.

The following table summarizes information about stock option activity for the three years ended December 31, 1996:

                                                                           Weighted
                                                         Number of      Average Exercise
                                                          Options       Price Per Share
                                                          -------       ---------------
Outstanding at December 31, 1993                         1,075,399          4.93
Granted                                                    961,000          8.50
Exercised                                                   97,000          4.06
Canceled                                                   807,500          5.33
---------------------------------                        ---------
Outstanding at December 31, 1994                         1,131,899          7.75
Granted                                                    336,000          6.63
Exercised                                                   60,575          3.68
Canceled                                                    77,232          7.56
---------------------------------                        ---------
Outstanding at December 31, 1995                         1,330,092          7.67
Granted                                                    380,908         22.38
Exercised                                                  138,750          7.00
Canceled                                                    82,500          6.41
---------------------------------                        ---------
Outstanding at December 31, 1996                         1,489,750         11.57
                                                         =========

The following table summarizes information about stock options outstanding at December 31, 1996:

                                       OPTIONS OUTSTANDING                                     OPTIONS EXERCISABLE
                                       -------------------                                     -------------------
Range of                                             Weighted      Weighted                                      Weighted
Exercise                  Number                     Average       Average Exercise       Number                 Average Exercise
Prices                    Outstanding                Life (1)      Price Per Share        Exercisable            Price Per Share
-----------------------------------------------------------------------------------------------------------------------------------
$3.00-9.00                 1,094,842                 7.2            $    7.80             1,028,176                 $  7.91
10.25-16.00                   50,000                 9.0                12.44                32,500                   11.26
20.50-30.63                  344,908                 9.5                23.39                57,408                   21.25
                           ---------                                                      ---------
                           1,489,750                 7.8            $   11.57             1,118,084                 $  8.69

(1) Weighted Average remaining contractual life in years.

There were 929,228 and 683,399 options exercisable at weighted average exercise prices per share of $8.11 and $7.58 at December 31, 1995 and 1994, respectively.

As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), effective for 1996, the Company continues to account for stock compensation costs in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Had compensation cost been determined based on the fair value at the grant dates for awards under the Company's stock plans in accordance with SFAS No. 123, net income would have been reduced by $1.2 million ($0.09 per share) and $0.6 million ($0.05 per share) in 1996 and 1995, respectively. As required by SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 1996 and 1995, respectively: historical dividend yield of 0% in both years; an expected life of 4.4 years; historical volatility of 60% and 65% and a risk-free rate of return of 6.3% and 6.1%. The weighted-average fair values of the options granted during 1996 and 1995 were $12.22 and $3.74 per share, respectively.

On July 7, 1988, in consideration for entering into a credit agreement, the Company issued warrants to purchase shares of common stock; in 1996 the remaining outstanding warrants for 392,866 shares were exercised at $4.44 per share. On December 11, 1991, the Company issued warrants to purchase 25,000 shares of common stock at $4.375 per share; all these warrants were exercised in 1996. On November 17, 1993, the Company issued warrants relating to the 8% Debentures to purchase 150,000 shares of common stock at $9.50 per share; warrants for 75,000 shares were exercised in 1996 and warrants for 75,000 shares remain outstanding at December 31, 1996.

                       GALOOB TOYS, INC. AND SUBSIDIARIES

                  Years ended December 31, 1996, 1995 and 1994


NOTE P - Related Party Transactions

On August 29, 1996, Mark D. Goldman, President, Chief Executive Officer and Director of the Company, borrowed $950,000 in connection with the purchase of a personal residence and executed a note payable to the Company, which is secured by a second mortgage on such residence. The note will bear no interest unless Mr. Goldman's employment with the Company is terminated and, at such time, the note will bear interest at one percent per annum in excess of the Prime Rate charged by Citibank F.S.B. During the term of Mr. Goldman's employment with the Company, in accordance with the Internal Revenue Code of 1986, as amended ("the Code"), interest will be imputed at the applicable federal rate as determined under the Code. Commencing on the first day of September 1996, principal in the amount of $100 is payable on the first of each month. The balance of the principal shall be paid on the earlier to occur of (i) August 30, 2006 or (ii) one year from the date Mr. Goldman's employment with the Company is terminated.

Until May 1996, the Company had retained the legal services of Shereff, Friedman, Hoffman & Goodman, LLP. A partner of Shereff, Friedman, Hoffman & Goodman, LLP was one of the Company's directors until June 1, 1996. The total fees paid to Shereff, Friedman, Hoffman & Goodman, LLP in 1996, 1995 and 1994 were approximately $0.2 million, $0.3 million and $0.4 million, respectively, exclusive of the director's fees paid to Martin Nussbaum, a partner in the firm of Shereff, Friedman, Hoffman & Goodman, LLP, as compensation for his service as Chairman of the Executive Committee of the Board of Directors.

The Company has retained the insurance brokerage services of Aon Risk Services ("Aon") in recent years. One of the Company's directors was previously the President and Chief Executive Officer of Rollins Real Estate/Investment, a division of Aon. The total amount of insurance premiums paid to Aon in 1996, 1995 and 1994 were approximately $1.2 million, $1.3 million and $1.4 million, respectively.

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

NOTE Q - Disclosure About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

o    Current Assets and Current Liabilities
     The carrying value of cash, cash equivalents, accounts receivables, short-term borrowings, accounts payable and accrued expenses approximate fair value because of their short maturity.

*    Indebtedness from Related Party
     The carrying value of indebtedness from related party is stated at the face value of the note. The fair value of the note at December 31, 1996 was $483,000 based on a discounted cash flow basis.

NOTE R - Segment Information

The Company's operations are in one industry segment: the sale of toys primarily to major retail outlets. The Company operates in two primary geographic areas, the U.S. and Europe, and there are no sales between geographic areas.


Information about the Company's operations in different geographic locations are as follows:

                                                                                                 (in thousands)
                                                                               1996                  1995                  1994
                                                                               ----                  ----                  ----
United States
   Non-affiliated customer revenue                                            $ 196,735             $ 139,373             $ 119,702
   Earnings from operations                                                      16,930                 8,229                 6,440
   Identifiable assets                                                          177,439               111,639                87,653

Foreign
   Non-affiliated customer revenue                                               88,170                80,671                59,090
   Earnings from operations                                                       6,734                 4,760                 2,882
   Identifiable assets                                                           19,466                 8,445                13,113

Consolidated
   Net revenues                                                                 284,905               220,044               178,792

   Earnings from operations                                                      23,664                12,989                 9,322
   Net proceeds from Nintendo award                                                  --                    --                12,124
   Interest expense                                                              (3,183)               (3,429)               (2,609)
   Other income, net                                                                455                   439                   365
                                                                              ---------             ---------             ---------
   Earnings before income taxes                                                  20,936                 9,999                19,202

   Identifiable assets                                                        $ 196,905             $ 120,084             $ 100,766

NOTE S - Quarterly Financial Data (Unaudited)

Quarterly financial data for 1996 and 1995 are summarized in the following table:

                                                                 (in thousands, except per share amounts)

                                                                              Net                                       Net Earnings
                                                     Net                      Gross                  Earnings           (Loss) Per
                                                     Revenues                 Margin                 (Loss)             Common Share
                                                     --------                 ------                 ------             ------------
1996
1st Quarter                                          $ 37,522               $ 15,931               $ (4,115)               $  (2.71)
2nd Quarter                                            49,201                 22,511                    387                     .02
3rd Quarter                                            88,547                 42,957                  9,269                     .57
4th Quarter                                           109,635                 59,224                 12,910                     .74

1995
1st Quarter                                          $ 33,341               $ 11,649               $ (4,171)               $  (0.49)
2nd Quarter                                            38,219                 13,105                 (4,087)                  (0.48)
3rd Quarter                                            65,518                 28,617                  6,837                    0.58
4th Quarter                                            82,966                 44,931                 10,820                    0.93

                                   SCHEDULE II

                       GALOOB TOYS, INC. AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (in thousands)

                                                 Additions
                                    Balance at   Charged to               Balance
                                    Beginning    Costs and                at end
   Description                      of Period    Expenses   Deductions    of Period
   -----------                      ---------    --------   ----------    ---------
Year ended 12/31/96
Provisions for returns
and allowance                        $ 9,982     $15,115     $13,073     $12,024

Year ended 12/31/95
Provisions for returns
and allowance                          8,097      12,707      10,822       9,982

Year ended 12/31/94
Provisions for returns
and allowance                          5,249      11,979       9,131       8,097



                                      S-1

                                EXHIBIT INDEX
                                -------------

Exhibit No.                     Description
-----------                     -----------


3.1(a)(1)      Certificate of Incorporation.

3.1(b)(1)      Amendment to Certificate of Incorporation.

3.2(2)         Bylaws.

4.1(3)         Form of Certificate for Shares of Common Stock of Company.

4.2(a)(4)      Warrant Agreement, dated as of December 11, 1991, by and between the Company and Shereff, Friedman, Hoffman and Goodman, LLP.

4.2(b)(4)      Warrant Agreement, dated as of November 17, 1993, by and between the Company and Gerard Klauer Mattison & Co., Inc.

4.3(5) Form of Rights Agreement, dated as of January 17, 1990, between the Company and Mellon Securities Trust Company.

10.1(a)(6)*    Amended and Restated 1984 Employee Stock Option Plan.

10.1(b)(7)*    1994 Senior Management Stock Option Plan.

10.1(c)(8)*    Form of Agreement between each of Mark Goldman, William Catron,
               Lou Novak, Gary Niles, Mark Shepherd, Ronald Hirschfeld and H.
               Alan Gaudie and the Company.

10.1(d)(9)*    Form of Amendment No. 1 between each of Mark Goldman, William
               Catron, Lou Novak, Gary Niles, Mark Shepherd, Ronald Hirschfeld and H. Alan Gaudie and the Company.

10.1(e)(10)    1995 Non-Employee Directors' Stock Option Plan.

10.1(f)*       Galoob Toys, Inc. 1996 Long Term Compensation Plan

10.1(g)*       Galoob Toys, Inc. 1996 Share Incentive Plan

10.2(10)*      Lewis Galoob Toys, Inc. Savings and Retirement Plan (Formerly the
               Lewis Galoob Toys, Inc. Profit Sharing) (Amendment and
               Restatement effective January 1, 1987).

10.3(9)* Severance Agreement, dated October 27, 1994, between Mark Goldman and the Company.

10.4(a)(11)*   Agreement, dated July 15, 1995, between William G. Catron and the
               Company.

10.4(b)(11)*   Agreement, dated July 15, 1995, between Loren Hildebrand and the
               Company.

10.4(c)(11)*   Agreement, dated July 15, 1995, between Ronald Hirschfeld and the
               Company.

10.4(d)(11)*   Agreement, dated July 15, 1995, between Gary J. Niles and the
               Company.

10.4(e)(11)*   Agreement, dated July 15, 1995, between Louis R. Novak and the
               Company.

10.5(e)(9)     Amended and Restated Loan and Security Agreement, dated as of
               March 31, 1995, by and among the Company and Congress Financial
               Corporation (Central).

10.6(a)(12)    License Agreement, dated June 16, 1986, by and between Funmaker, as Licensor and the Company, as Licensee.

10.7(a)(13)    License Agreement, dated May 4, 1990, by and among the Company as
               Licensee, Codemasters Software Company, Ltd. and America
               Corporation, Limited.

10.7(b)(13)    Amendment No. 1 dated June 1991 to License Agreement dated May 4,
               1990.

10.7(c)(13)    Amendment No. 2 dated December 23, 1991 to License Agreement, dated May 4, 1990.

10.7(d)(13)    European License Agreement, dated December 23, 1991, by and between Codemasters Software Company, Ltd. and the Company.

10.7(e)(13)    Third Amendment to United States License and First Amendment to
               European License, dated November 4, 1992.

10.7(f)(9)     Fourth Amendment to United States License Agreement, dated
               October 14, 1994.

10.8(12) Agreement of Purchase and Sale, dated October 22, 1986, by and between AT Building Company, as Seller, and the Company, as Buyer.

10.9(a)(2)     Lease Agreement, dated March 12, 1987, by and between Lincoln
               Alvarado and Patrician Associates, Inc., as Lessor, and the
               Company, as Lessee.

10.9(b)(14)    Amendment No. 1 to Lease Agreement.

10.9(c)(10)    Lease Agreement, dated December 1, 1995, by and between 200 Fifth
               Avenue Associates, as Lessor, and the Company, as Lessee.

10.9(d) Lease Agreement, dated December 3, 1996, between Prudential Insurance Company of America as Lessor and the Company, as Lessee.

11             Statement of Computation of Per Share Earnings.

21             Subsidiaries of the Company.

23.1           Consent of Independent Public Accountants.

27             Financial Data Schedule

--------------------

 (1) Incorporated by reference to the Company's Amendment No. 2 to the Registration Statement on Form S-1, filed with the Commission on November 8, 1996.

 (2) Incorporated by reference to the Company's Amendment No. 1 to Registration Statement on Form 8-B, filed with the Securities and Exchange Commission (the "Commission") on January 11, 1988.

 (3) Incorporated by reference to the Company's Registration Statement on Form S-3, filed with the Commission on February 26, 1990.

 (4) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1993, filed with the Commission on March 31, 1994.

 (5) Incorporated by reference to the Company's Registration Statement on Form 8-A, filed with the Commission on January 23, 1990.

 (6) Incorporated by reference to the Company's Registration Statement on Form S-8, Registration No. 33-56585, filed with the Commission on November 23, 1994.

 (7) Incorporated by reference to the Company's Registration Statement on Form S-8, Registration No. 33-56587, filed with the Commission on November 23, 1994.

 (8) Incorporated by reference to the Company's Registration Statement on Form S-8, Registration No. 33-56589, filed with the Commission on November 23, 1994.

 (9) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1994, filed with the Commission on March 31, 1995.

(10) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1995, filed with the Commission on March 11 1996.

(11) Incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 333-00743, filed with the Commission on February 6, 1996.

(12) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1986, filed with the Commission on March 31, 1987.

(13) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1992, filed with the Commission on March 31, 1993.

(14) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1991, filed with the Commission on March 30, 1992.

  *      Indicates exhibits relating to executive compensation.

         All other schedules are omitted because they are not applicable or the required information is shown in the Company's consolidated financial statements or the notes thereto.