Form 10-K/A
period 1996-12-31
GALOOB TOYS INC
filed 1997-04-30
CIK 751968

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-K/A

                                ----------------

                                 AMENDMENT NO. 1



[x] AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the fiscal year ended December 31, 1996

                                                     or

[_] AMENDMENT TO TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the transition period from ___________ to ___________

                         Commission file number: 1-9599


                                GALOOB TOYS, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


          DELAWARE                                      94-1716574
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
InCompany or Organization)


                              500 FORBES BOULEVARD
                           SO. SAN FRANCISCO, CA 94080
                                 (415) 952-1678
--------------------------------------------------------------------------------
  (Address, Including Zip Code, and Telephone Number, Including Area Code, of
                   Registrant's Principal Executive Offices)


           Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of Each Exchange
Title of Each Class                               on Which Registered
--------------------------------------            -----------------------------
COMMON STOCK, PAR VALUE $.01 PER SHARE            NEW YORK STOCK EXCHANGE



           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
--------------------------------------------------------------------------------
                                (Title of Class)


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

Aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of March 3, 1997, computed by reference to the closing sale price of the registrant's Common Stock New York Stock Exchange Stock Exchange on such date: $300,000,000.

On March 3, 1997, the registrant had outstanding 18,019,864 shares of Common Stock, par value $.01 per share, which is the registrant's only class of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      NONE


================================================================================

                                EXPLANATORY NOTE

               This Amendment No.1 on Form 10-K/A amends and restates in their entirety the following items of Part III of the Annual Report on Form 10-K of Galoob Toys, Inc. (the "Company") for the fiscal year ended December 31, 1996 to add information required by Part III Item 10. Directors and Executive Officers of the Registrant; Item 11. Executive Compensation; Item 12. Security Ownership of Certain Beneficial Owners and Management; and Item 13. Certain Relationships and Related Transactions; and to add an Exhibit 10.1(h) and an amended Exhibit 23.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

        The directors and executive officers and their respective positions are as follows:

Name                   Age    Position
----                   ---    --------

Mark D. Goldman        46     President, Chief Executive Officer and Director

William G. Catron      51     Executive Vice President, General Counsel, Chief
                              Administrative Officer and Secretary

Andrew J. Cavanaugh    50     Director

Paul A. Gliebe, Jr.    62     Director

Scott R. Heldfond      51     Director

Loren H. Hildebrand    57     Executive Vice President, Sales

Ronald D. Hirschfeld   46     Executive Vice President, International Sales &
                              Marketing

S. Lee Kling           68     Director

Roger J. Kowalsky      62     Executive Vice President, Chief Financial Officer
                              and Director

Gary J. Niles          57     Executive Vice President, Marketing and Product
                              Acquisition

Louis R. Novak         49     Executive Vice President and Chief Operating
                              Officer

Jay B. Foreman         34     Senior Vice President of Galoob and Senior Vice
                              President and Managing Director of Galoob Direct,
                              Inc.

H. Alan Gaudie         56     Senior Vice President, Finance and Assistant
                              Secretary

Ronnie Soong           50     Managing Director of Galco International Toys,
                              N.V.

Terrell (Mark) Taylor  55     Senior Vice President, Product Design


       Mark D. Goldman, a Director of the Company since 1987, has served as President and Chief Executive Officer of the Company since June 1991. From 1987 to 1991, Mr. Goldman served as Executive Vice President and Chief Operating Officer. Prior to 1987, Mr. Goldman served in various executive capacities at Ages Entertainment Software, Inc. (formerly Sega Enterprises, Inc.) and Mattel, Inc. Mr. Goldman's term will expire in 1997.

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

        Andrew J. Cavanaugh, a Director of the Company since 1993, serves as a Senior Vice President -- Corporate Human Resources of The Estee Lauder Companies Inc. He has been affiliated with Estee Lauder in an executive capacity since 1988. Prior to undertaking his current position, Mr. Cavanaugh served as a Senior Consultant with Coopers & Lybrand, New York City, from 1986 through 1988, and Senior Vice President Administration of Paramount Pictures Corporation from 1984 through 1986. Mr. Cavanaugh's term will expire in 1999.

       Paul A. Gliebe, Jr., a Director of the Company since 1986, has served as a Vice President of Smith Barney Inc. since 1974. Smith Barney Inc. has provided investment-related services to the Company in the past and during the current fiscal year. Mr. Gliebe's term will expire in 1997.

        Scott R. Heldfond, a Director of the Company since 1986, has served as President and Chief Executive Officer of Frank Crystal & Co. of California Inc., an insurance brokerage firm since February 1997. Prior to undertaking his current position, Mr. Heldfond served as Managing Director of Hales Capital Advisors, LLC, an insurance industry merchant bank firm, since January 1995 and he also served as a consultant to AON Risk Services (successor entity to Rollins Hudig Hall and DSI Insurance Services) ("AON"), an insurance broker. From 1992 to 1994 he was President and CEO of Rollins Real Estate/Investment and prior thereto was President and CEO of DSI Insurance Services. The Company has retained AON (with which Mr. Heldfond is no longer associated) in the past and during the current fiscal year. Mr. Heldfond's term will expire in 1998.

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

       S. Lee Kling, a Director of the Company since 1991, has served since 1991 as Chairman of the Board of Kling Rechter & Company, a merchant banking company which operates in partnership with Barclays Bank PLC. Mr. Kling served as Chairman of the Board of Landmark Bancshares Corporation, a bank holding company in St. Louis, Missouri ("Landmark"), until December 1991 when Landmark merged with Magna Group, Inc. Mr. Kling serves on the Boards of Directors of Magna Group, Inc., Falcon Products, Co., Bernard Chaus Inc., E-Systems, Inc., Top Air Manufacturing, Inc., National Beverage Corp. and Hanover Direct, Inc. Mr. Kling's term will expire in 1999.

        Roger J. Kowalsky, a Director of the Company since 1994, has served as Executive Vice President and Chief Financial Officer of the Company since June 1996 and as a Director of the Company since June 1994. From 1989 to 1996, Mr. Kowalsky served as Director of the Vermont Studio Center, an organization dedicated to visual artists and writers. From 1983 to 1986, Mr. Kowalsky served as Senior Vice President, Finance & Administration for Yale Materials Handling Corporation. Prior to such time, from 1969 to 1982, Mr.

Kowalsky worked at Pullman Inc., rising to Executive Vice President, Finance and Administration and President of Pullman Trailmobile, a subsidiary of Pullman, Inc. Mr. Kowalsky's term will expire in 1998.

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

       Terrell (Mark) Taylor has served as Senior Vice President, Product Design of the Company since November 1995. From 1988 to 1995, Mr. Taylor served Senior Vice President, Product Design for Mattel, Inc. From 1987 to 1988, Mr. Taylor served as Vice President with Entertech/LJN Toys. Prior to 1987, Mr. Taylor served in various executive capacities at Playmates Toys, Tomy Toys, and Mattel, Inc. In addition, Mr. Taylor was a principal partner with Taylor/Salari Design.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and any persons who own more than ten percent of the Company's Common Shares to file reports of initial ownership of the Company's Common Stock and subsequent changes in that ownership with the Securities and Exchange Commission and the New York Stock Exchange. Officers, directors and greater than ten-percent beneficial owners are also required to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons that no Forms 5 were required, the Company believes that it complied with all Section 16(a) filing requirements during the 1996 fiscal year.

ITEM 11.       Executive Compensation

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

        The following table summarizes the compensation paid by the Company and its subsidiaries, as well as certain other compensation paid or accrued, to the Chief Executive Officer of the Company and the other five most highly compensated executive officers of the Company who earned in excess of $100,000 for the Company's fiscal years ended December 31, 1994, 1995 and 1996 (each person appearing in the table is referred to as a "Named Executive"):


                          SUMMARY COMPENSATION TABLE(1)

                                              ANNUAL COMPENSATION
                                  -------------------------------------
                                                                           LONG
                                                                 OTHER     TERM
                                                                ANNUAL    COMPEN-     ALL OTHER
                                           SALARY      BONUS    COMPEN-    SATION      COMPEN-
NAME AND PRINCIPAL POSITION       YEAR       ($)        ($)    SATION($) OPTIONS(#)  SATION($)(2)
---------------------------       ----     -------    ------- ---------- ---------- -------------
Mark D. Goldman................   1996    500,000    937,500        0      36,140      4,660
   President and Chief            1995    400,000    750,000        0     200,000      3,980
   Executive Officer                         1994    400,000  600,000     229,630(3)   3,760

Gary J. Niles..................   1996    320,417    418,750        0      28,130      2,550
   Executive Vice President,      1995    300,000    360,000        0           0      1,440
   Marketing and Product          1994    261,055    316,800        0     157,870(4)   1,440
   Acquisition

Louis R. Novak.................   1996    291,169    375,000        0      28,130        870
   Executive Vice President       1995    272,803    334,567        0           0        870
   and Chief Operating Officer    1994    261,055    316,800        0     157,870(4)     870

William G. Catron..............   1996    248,289    316,031        0      24,520      1,440
   Executive Vice President,      1995    236,729    217,745        0           0        870
   General Counsel, Chief         1994    226,535    206,640        0      86,111(5)     870
   Administrative Officer
   and Secretary

Ronald D. Hirschfeld...........   1996    246,552    313,821        0      24,520        870
   Executive Vice President,      1995    235,073    216,222        0           0      1,440
   International Sales and
   Marketing...................   1994    223,634    203,425        0      86,111(5)     510

Loren H. Hildebrand............   1996    241,297    307,131        0      24,520      2,250
   Executive Vice President,      1995    230,063    282,150        0           0      2,250
   Sales                          1994    159,375    275,000(6)     0     100,000        840

(1) Other than as provided in this table, there were no other transactions among the Named Executives and the Company which are required to be reported in this table.

(2) These amounts represent premiums paid by the Company with respect to term life insurance.


(3) Represents 229,630 options granted pursuant to the 1994 Plan. Does not include 129,311 shares of Common Stock granted in connection with the termination of the 1992 Senior Management Stock Option Plan (the "1992 Plan").

(4) Represents 157,870 options granted pursuant to the 1994 Plan. Does not include 88,900 shares of Common Stock granted in connection with the termination of the 1992 Plan.

(5) Represents 86,111 options granted pursuant to the 1994 Plan. Does not include 48,491 shares of Common Stock granted in connection with the termination of the 1992 Plan.

(6) This amount includes a $50,000 bonus paid to the Named Executive in connection with the Named Executive's hiring.

                                  STOCK OPTIONS

        The following table contains information concerning the grant of stock options to the Named Executives during the Company's last fiscal year:



                        OPTION GRANTS IN LAST FISCAL YEAR

                                            Individual Grants
                         -----------------------------------------------------
                                         % of Total
                           Shares of       Options
                          Common Stock   Granted to
                          Underlying     Employees in    Exercise                 Grant Date
                            Options      Fiscal Year      Price    Expiration    Present Value
Name                        Granted      (of 380,908)    ($/US)       Date          ($)(1)
----                        -------      ------------    ------       ----       ------------
Mark D. Goldman            36,140            9.5%        25.00       7/29/06       491,110

Gary J. Niles              18,050            4.7%        25.00       7/29/06       245,283
                           10,080            2.7%        21.25       4/29/06       116,431

Louis R. Novak             18,050            4.7%        25.00       7/29/06       245,283
                           10,080            2.7%        21.25       4/29/06       116,431

William G. Catron          14,440            3.8%        25.00       7/29/06       196,227
                           10,080            2.7%        21.25       4/29/06       116,431

Ronald D. Hirschfeld       14,440            3.8%        25.00       7/29/06       196,227
                           10,080            2.7%        21.25       4/29/06       116,431

Loren H. Hildebrand        14,440            3.8%        25.00       7/29/06       196,227
                           10,080            2.7%        21.25       4/29/06       116,431


(1) The Grant Date Present Values were determined using the Black-Scholes option pricing model. Assumptions used for the model are as follows: an option term of 4.4 years, stock volatility of 60%, dividend yield of 0%, and a risk-free rate of return of 6.3%. Options will only have values to the extent the Common Stock Price exceeds the Exercise Prices above. To fully realize the aggregates values shown above the Common Stock price must exceeed $36 per share. The Grant Date Present Values do not take into account risk factors such as non-transferability and limits on exercisability. The Black-Scholes option pricing model is a commonly utilized model for valuing options. The model assumes that the possibilities of future stock returns (dividends plus share price appreciation) resemble a normal "bell-shaped" curve. In assessing the Grant Date Present Values indicated in the above table, it should be kept in mind that no matter what theoretical value is placed on an option on the date of grant, the ultimate value of the option is dependent on the market value of the Common Stock at a future date, which will depend to a large degree on the efforts of the Named Executives to bring future success to the Company for the benefit of all stockholders.

The Company does not currently grant stock appreciation rights.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

        The following table sets forth information with respect to the options exercised by the Named Executives during the 1996 fiscal year and the unexercised options held by the Named Executives as of the end of the 1996 fiscal year.

                                                       NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                          SHARES                      UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS
                         ACQUIRED                  OPTIONS AT FISCAL YEAR END(#)   AT FISCAL YEAR-END($)(1)
                            ON          VALUE      ----------------------------   --------------------------
NAME                     EXERCISE(#)  REALIZED($)   EXERCISABLE  UNEXERCISABLE    EXERCISABLE  UNEXERCISABLE
----                     -----------  -----------   -----------  -------------    -----------  -------------
Mark D. Goldman.........       0           0          387,964       102,806        2,473,155      524,995
Gary J. Niles...........   5,000      31,900          167,950        18,050          789,350            0
Louis R. Novak..........       0           0          167,950        18,050          789,350            0
William G. Catron.......       0           0           96,191        14,440          430,555            0
Ronald D. Hirshfeld.....  30,000     270,000           66,191        14,440          280,555            0
Loren H. Hildebrand.....       0           0          110,080        14,440          825,000            0

------------------

(1)     The closing sales price of the Common Stock on the New York Stock Exchange on December 31, 1996
        was $14.00 per share.


          EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AGREEMENTS

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

               (ii) If Mr. Goldman is terminated by the Company within twenty-four (24) months following a Change in Control (as defined in the Severance Agreement), or if Mr. Goldman terminates his employment for good reason (as defined in the Severance Agreement) within twenty-four
        (24) months following a Change in Control, the Severance Agreement provides that the Company shall pay to Mr. Goldman a lump sum payment equal to (a) three times Mr. Goldman's annualized current base compensation, (b) the greater of (1) three times the Annual Bonus or (2) five hundred thousand dollars ($500,000) and (c) three times the car allowance in effect for Mr. Goldman at the time of termination and a lump sum amount equal to three times the insurance and maintenance cost incurred for said vehicle during Mr. Goldman's last full year of employment with the Company. Furthermore, the Severance Agreement provides that the Company shall continue to provide Mr. Goldman with certain fringe benefits for a period of three years following the date of Mr. Goldman's termination, subject to mitigation by Mr. Goldman.

               (iii) If Mr. Goldman is terminated for cause, or if Mr. Goldman terminates his employment other than for good reason (as defined in the Severance Agreement), the Severance Agreement provides that the Company must pay to Mr. Goldman his unpaid compensation for services prior to termination and the value of any accrued unused vacation pay to the date of termination.

        The maximum Severance Payment that the Company would have been required to make under the Severance Agreement if such amount became payable in the fiscal year 1996 was approximately $4,370,856. In addition, the Severance Agreement contains a "gross-up" provision which provides that, to the extent that any Severance Payment is subject to certain excise taxes occurring as a result of a Change in Control, the Company would make an additional gross-up payment so that Mr. Goldman would retain an amount of the Severance Payment equal to the amount he would have retained had there been no such excise taxes. Mr. Goldman is employed by the Company as its President and Chief Executive Officer without an employment agreement. The Company has purchased a life insurance policy in a $2,000,000 face amount for Mr. Goldman, who designated the beneficiary of such insurance policy.

        As of January 1, 1997, each of the Executive Vice Presidents of the Company entered into a Severance and Change in Control Agreement ("Severance and Change in Control Agreements") with the Company, which will provide, among other things, that if the executive is terminated other than for Cause (as such term is defined in the Severance and Change in Control Agreements) the executive is entitled to continue to receive his salary and certain benefits (excluding the continuation of any bonus) for a period of twelve (12) months. These severance payments will be reduced in the event that the executive commences regular full-time employment during such period. If there is a Change in Control (as such term is defined in the Severance and Change in Control Agreements) and the executive's employment is terminated voluntarily or involuntarily (other than for Cause) prior to the first anniversary of a Change in Control, the above-described severance package is replaced with a lump sum payment equal to three (3) times such executive's annual salary and bonus (as described in the Severance and Change in Control Agreements), plus the continuation of certain benefits for a thirty-six (36) month period of time. If the executive's employment is terminated involuntarily (other than for Cause) during the next twelve (12) months following the first anniversary of the Change in Control, the executive is entitled to continue to receive his salary and certain benefits (excluding the continuation of any bonus) for a period of up to twenty-four (24) months. Any payment or benefit received pursuant to the Severance and Change in Control Agreements will be reduced to the extent that such payment or benefit would be subject to certain excise taxes occurring as a result of a Change in Control.

ITEM 12.       Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth certain information as of March 31, 1997 with respect to the Common Stock of the Company beneficially owned by (a) all persons known to the Company to own beneficially more than 5% of the Common Stock of the Company, (b) all directors and nominees, (c) the Named Executives (as defined under the caption "Executive Compensation") and (d) all executive officers and directors of the Company as a group.

                                                                AMOUNT AND      PERCENT OF
                                                                 NATURE OF        COMMON
                                                                BENEFICIAL         STOCK
NAME OF BENEFICIAL OWNER(1)                                    OWNERSHIP(2)    OWNERSHIP(2)
---------------------------                                    ------------    ------------
Public Employees Retirement System of Ohio(3)...............   1,600,000            8.9%
The Prudential Insurance Company of America(4)..............   1,061,690            5.9%
William G. Catron(5)........................................     126,917             *


Andrew J. Cavanaugh(6)......................................       7,700             *
Paul A. Gliebe, Jr.(6)......................................       8,350             *
Mark D. Goldman(7)..........................................     609,041            3.3%
Scott R. Heldfond(6)........................................       9,450             *
Loren H. Hildebrand(8)......................................      10,080             *
Ronald D. Hirschfeld(9).....................................      79,044             *
S. Lee Kling(6).............................................      11,000             *
Roger Kowalsky(10)..........................................       6,550             *
Gary J. Niles(11)...........................................     193,311            1.1%
Louis R. Novak(11)..........................................     178,410            1.0%
All executive officers and directors as a
  group (consisting of 14 persons)(12)......................   1,311,304            6.9%

---------------------
* Less than 1%.

(1) Unless otherwise indicated, beneficial owner's address is Company's address at 500 Forbes Boulevard, South San Francisco, California 94080.

(2) This table identifies persons having sole voting and/or investment power with respect to the shares of Common Stock set forth opposite their names as of March 31, 1997, according to the information furnished to the Company by each of them. A person is deemed to be the beneficial owner of shares of Common Stock that can be acquired by such person within 60 days from March 31, 1997 upon the exercise of options. Percentage of Common Stock ownership is based on a total of 18,019,864 shares of Common Stock outstanding and assumes in each case that the person only, or group only, exercised his or its rights to purchase all shares of Common Stock underlying the options.

 (3)    Address is 277 East Town Street, Columbus, OH 43215.

 (4)    Address is 751 Broad Street, Newark, NJ 07102.

 (5)    Includes options to purchase 96,191 shares of Common Stock.

 (6)    Includes options to purchase 6,000 shares of Common Stock.

 (7)    Includes options to purchase 454,630 shares of Common Stock.

 (8)    Includes options to purchase 10,080 shares of Common Stock.

 (9)    Includes options to purchase 66,191 shares of Common Stock.

(10)    Includes options to purchase 4,000 shares of Common Stock.

(11)    Includes options to purchase 167,950 shares of Common Stock.

(12) Includes an aggregate of options to purchase 1,023,000 shares of Common Stock.



ITEM 13.       Certain Relationships and Related Transactions

        On August 29, 1996, Mark D. Goldman, President, Chief Executive Officer and Director of the Company, borrowed $950,000 from the Company in connection with the purchase of a personal residence and executed a note payable to the Company, which is secured by a second mortgage on such residence. The note bears no interest unless Mr. Goldman's employment with the Company is terminated, and, at such time, the note will bear interest at one percent per annum in excess of the Prime Rate charged by Citibank F.S.B. During the term of Mr. Goldman's employment with the Company, in accordance with the Internal Revenue Code of 1986, as amended
(the "Code"), interest will be imputed at the applicable federal rate, as determined under the Code. Commencing on September 1, 1996, principal in the amount of $100 shall be paid on the first of each month by Mr. Goldman to the Company. The balance of the principal shall be paid on the earlier to occur of (i) August 29, 2006 or (ii) one year from the date Mr. Goldman's employment with the Company is terminated.

        Louis R. Novak, Executive Vice President and Chief Operating Officer of the Company, borrowed money from the Company on July 31, 1995 and April
15, 1996 and on each occasion executed a note payable to the Company. The first note, dated July 31, 1995, is in the principal amount of $57,042 and bears interest at the rate of 8.75%. The second note, dated April 15, 1996, is in the principal amount of $60,647 and bears interest at the rate of 8.5%. Mr. Novak repaid this indebtedness on September 4, 1996.


                              DIRECTOR COMPENSATION

        Directors, who are not full-time employees of the Company, each received in fiscal year 1996 an annual director's fee of $15,000 plus $500 for each meeting of the Board of Directors or any committee thereof attended by such director. Furthermore, directors who were not full-time employees of the Company received an option immediately exercisable into 2,000 shares of Common Stock on July 1, 1996 and have received and will receive an option immediately exercisable into 2,000 shares of Common Stock on January 1 of each year thereafter until they no longer serve as directors of the Company. The exercise price of such options shall be at the market price on the date such options are received. All directors are reimbursed by the Company for out-of-pocket expenses incurred by them as directors of the Company.


           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The members of the Committee are set forth under "Meetings and Committees of the Board of Directors," and their relationship to the Company is set forth under "Election of Directors." None of the members of the Committee has served as a member of the compensation committee of another entity so as to create any compensation committee interlock. No members of the Committee are employed by the Company.


                                     PART IV

ITEM 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K

               Index to Financial Statements

               The following consolidated financial statements and schedules of the Company and its subsidiaries are included as Part II, Item 8 of this Report:


        (a)    1.     Financial Statements                                                Page
                      ---------------------                                               ----
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

                      Schedules VIII - Valuation and Qualifying Accounts and                 S-1
                      Reserves for the years ended December 31, 1996, 1995 and
                      1994


               All other schedules have been omitted because they are inapplicable or not required, or the information is included in the financial statements or notes thereto.

               (a)    3.     Exhibits

3.1(a)(1)      Certificate of Incorporation.

3.1(b)(1)      Amendment to Certificate of Incorporation.

3.2(2)         Bylaws.

4.1(3)         Form of Certificate for Shares or Common Stock of the Company.

4.2(a)(4)      Warrant Agreement, dated as of December 11, 1991, by and between the Company and Shereff, Friedman, Hoffman and Goodman, LLP.

4.2(b)(4)      Warrant Agreement, dated as of November 17, 1993, by and between the Company and Gerard Klauer Mattison & Co., Inc.

4.3(5) Form of Rights Agreement, dated as of January 17, 1990, between the Company and Mellon Securities Trust Company.

10.1(a)(6)*    Amended and Restated 1984 Employee Stock Option Plan.

10.1(b)(7)*    1994 Senior Management Stock Option Plan

10.1(c)(8)*    Form of Agreement between each of Mark Goldman, William Catron,
               Lou Novak, Gary Niles, Mark Shephard, Ronald Hirschfeld and H.
               Alan Gaudie and the Company.

10.1(d)(9)*    Form of Amendment No. 1 between each of Mark Goldman, William
               Catron, Lou Novak, Gary Niles, Mark Shepherd, Ronald Hirschfeld and H. Alan Gaudie and the Company.

10.1(e)        (10) 1995 Non-Employee Directors' Stock Option Plan.

10.1(f)*       Galoob Toys, Inc. 1996 Long Term Compensation Plan

10.1(g)*       Galoob Toys, Inc. 1996 Share Incentive Plan

10.1(h)*       Galoob Toys, Inc. Officer's Deferred Compensation Plan

10.2(10)*      Lewis Galoob Toys, Inc. Savings and Retirement Plan (Formerly the
               Lewis Galoob Toys, Inc. Profit Sharing) (Amendment and
               Restatement effective January 1, 1987).

10.3(9)* Severance Agreement, dated October 27, 1994, between Mark Goldman and the Company.

10.4(a)* Agreement, dated January 1, 1997, between William G. Catron and the Company.

10.4(b)* Agreement, dated January 1, 1997, between Loren Hildebrand and the Company.

10.4(c)* Agreement, dated January 1, 1997, between Ronald D. Hirschfeld and the Company.

10.4(d)* Agreement, dated January 1, 1997, between Roger J. Kowalsky and the Company.

10.4(e)*       Agreement, dated January 1, 1997, between Gary J. Niles and the
               Company.

10.4(f)*       Agreement, dated January 1, 1997, between Louis R. Novak and the
               Company.

10.5(e)(9)     Amended and Restated Loan and Security Agreement, dated as of
               March 31, 1995, by and among the Company and Congress Financial
               Company (Central).

10.6(a)(11)    License Agreement, dated June 1, 1986, by and between Funmaker, as Licensor and the Company, as Licensee.

10.7(a)(12)    License Agreement, dated May 4, 1990, by and among the Company as
               Licensee, Codemasters Software Company, Ltd. and America Company,
               Limited.

10.7(b)(12)    Amendment No. 1 dated June 1991 to License Agreement dated May 4,
               1990.

10.7(c)(12)    Amendment No. 2 dated December 23, 1991 to License Agreement, dated May 4, 1990.

10.2(d)(12)    European License Agreement, dated December 23, 1991, by and between Codemasters Software Company, Ltd. and the Company.

10.2(e)(12)    Third Amendment to United States License and First Amendment to
               European License, dated November 4, 1992.

10.2(f)(9)     Fourth Amendment to United States License Agreement, dated
               October 14, 1994.

10.8(11) Agreement of Purchase and Sale, dated October 22, 1986, by and between AT Building Company, as Seller, and the Company, as Buyer.

10.9(a)(2)     Lease Agreement, dated March 12, 1982, by and between Lincoln
               Alvarado and Patrician Associate, Inc., as Lessor, and the
               Company, as Lessee.

10.9(b)(13)    Amendment No. 1 to Lease Agreement.

10.9(c)(10)    Lease Agreement, dated December 1, 1995, by and between 200 Fifth
               Avenue Associates, as Lessor, and the Company, as Lessee.

10.9(d) Lease Agreement, dated December 3, 1996, between Prudential Insurance Company of America as Lessor and the Company, as Lessee.

11(14)         Statement of Computation of Per Share Earnings.

21(14)         Subsidiaries of the Company

23             Consent of Independent Public Accountants (filed herewith)

27(14)         Financial Data Schedule

-------------------------------

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

(5) Incorporated by reference to the Company's Registration Statement on Form 8-A, filed with the Commission on January 23, 1990.

(6) Incorporated by reference to the Company's Registration Statement on Form S-8, Registration No. 33- 56585, filed with the Commission on November 23, 1994.

(7) Incorporated by reference to the Company's Registration Statement on Form S-8, Registration No. 33- 56587, filed with the Commission on November 23, 1994.

(8) Incorporated by reference to the Company's Registration Statement on Form S-8, Registration No. 33- 56587, filed with the Commission on November 23, 1994.

(9) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1994, filed with the Commission on March 31, 1995.

(10) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1995, filed with the Commission on March 31, 1995.

(11) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1996, filed with the Commission on March 31, 1995.

(12) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1995, filed with the Commission on March 31, 1995.

(13) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1991, filed with the Commission on March 30, 1992.

(14) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1996, filed with the Commission on March 31, 1997.


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



                                                   GALOOB TOYS, INC.
                                                     Registrant

                                           By:    /s/ Mark D. Goldman
                                               --------------------------------
                                                Mark D. Goldman
                                                President


Dated April 30, 1997

                                  EXHIBIT INDEX
EXHIBIT NO.                                                               PAGE


3.1(a)(1)      Certificate of Incorporation.

3.1(b)(1)      Amendment to Certificate of Incorporation.

3.2(2)         Bylaws.

4.1(3)         Form of Certificate for Shares or Common Stock of the Company.

4.2(a)(4)      Warrant Agreement, dated as of December 11, 1991, by and between the Company and Shereff, Friedman, Hoffman and Goodman, LLP.

4.2(b)(4)      Warrant Agreement, dated as of November 17, 1993, by and between the Company and Gerard Klauer Mattison & Co., Inc.

4.3(5) Form of Rights Agreement, dated as of January 17, 1990, between the Company and Mellon Securities Trust Company.

10.1(a)(6)*    Amended and Restated 1984 Employee Stock Option Plan.

10.1(b)(7)*    1994 Senior Management Stock Option Plan

10.1(c)(8)*    Form of Agreement between each of Mark Goldman, William Catron,
               Lou Novak, Gary Niles, Mark Shephard, Ronald Hirschfeld and H.
               Alan Gaudie and the Company.

10.1(d)(9)*    Form of Amendment No. 1 between each of Mark Goldman, William
               Catron, Lou Novak, Gary Niles, Mark Shepherd, Ronald Hirschfeld and H. Alan Gaudie and the Company.

10.1(e)(10)    1995 Non-Employee Directors' Stock Option Plan.

10.1(f)*       Galoob Toys, Inc. 1996 Long Term Compensation Plan

10.1(g)*       Galoob Toys, Inc. 1996 Share Incentive Plan

10.1(h)*       Galoob Toys, Inc. 1996 Officer's Deferred Compensation Plan

10.2(10)*      Lewis Galoob Toys, Inc. Savings and Retirement Plan (Formerly the
               Lewis Galoob Toys, Inc. Profit Sharing) (Amendment and
               Restatement effective January 1, 1987).

10.3(9)* Severance Agreement, dated October 27, 1994, between Mark Goldman and the Company.

10.4(a)* Agreement, dated January 1, 1997, between William G. Catron and the Company.

10.4(b)* Agreement, dated January 1, 1997, between Loren Hildebrand and the Company.

10.4(c)* Agreement, dated January 1, 1997, between Ronald D. Hirschfeld and the Company.

10.4(d)* Agreement, dated January 1, 1997, between Roger J. Kowalsky and the Company.


10.4(e)*       Agreement, dated January 1, 1997, between Gary J. Niles and the
               Company.

10.4(f)*       Agreement, dated January 1, 1997, between Louis R. Novak and the
               Company.

10.5(e)(9)     Amended and Restated Loan and Security Agreement, dated as of
               March 31, 1995, by and among the Company and Congress Financial
               Company (Central).

10.6(a)(11)    License Agreement, dated June 1, 1986, by and between Funmaker, as Licensor and the Company, as Licensee.

10.7(a)(12)    License Agreement, dated May 4, 1990, by and among the Company as
               Licensee, Codemasters Software Company, Ltd. and America Company,
               Limited.

10.7(b)(12)    Amendment No. 1 dated June 1991 to License Agreement dated May 4,
               1990.

10.7(c)(12)    Amendment No. 2 dated December 23, 1991 to License Agreement, dated May 4, 1990.

10.2(d)(12)    European License Agreement, dated December 23, 1991, by and between Codemasters Software Company, Ltd. and the Company.

10.2(e)(12)    Third Amendment to United States License and First Amendment to
               European License, dated November 4, 1992.

10.2(f)(9)     Fourth Amendment to United States License Agreement, dated
               October 14, 1994.

10.8(11) Agreement of Purchase and Sale, dated October 22, 1986, by and between AT Building Company, as Seller, and the Company, as Buyer.

10.9(a)(2)     Lease Agreement, dated March 12, 1982, by and between Lincoln
               Alvarado and Patrician Associate, Inc., as Lessor, and the
               Company, as Lessee.

10.9(b)(13)    Amendment No. 1 to Lease Agreement.

10.9(c)(10)    Lease Agreement, dated December 1, 1995, by and between 200 Fifth
               Avenue Associates, as Lessor, and the Company, as Lessee.

10.9(d) Lease Agreement, dated December 3, 1996, between Prudential Insurance Company of America as Lessor and the Company, as Lessee.

11(14)         Statement of Computation of Per Share Earnings.

21(14)         Subsidiaries of the Company

23             Consent of Independent Public Accountants (filed herewith)

27(14)         Financial Data Schedule

--------------------------

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

(5) Incorporated by reference to the Company's Registration Statement on Form 8-A, filed with the Commission on January 23, 1990.

(6) Incorporated by reference to the Company's Registration Statement on Form S-8, Registration No. 33- 56585, filed with the Commission on November 23, 1994.

(7) Incorporated by reference to the Company's Registration Statement on Form S-8, Registration No. 33- 56587, filed with the Commission on November 23, 1994.

(8) Incorporated by reference to the Company's Registration Statement on Form S-8, Registration No. 33- 56587, filed with the Commission on November 23, 1994.

(9) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1994, filed with the Commission on March 31, 1995.

(10) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1995, filed with the Commission on March 31, 1995.

(11) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1996, filed with the Commission on March 31, 1995.

(12) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1995, filed with the Commission on March 31, 1995.

(13) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1991, filed with the Commission on March 30, 1992.

(14) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1996, filed with the Commission on March 31, 1997.


  *     Indicates exhibits relating to executive compensation.

        All other schedules are omitted because they are not applicable or the required information is shown in the Company's consolidated financial statements or the notes thereto.