Form 10-Q
period 1997-03-31
GALOOB TOYS INC
filed 1997-05-14
CIK 751968

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)

      X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     ---                      EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1997

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     ---                      EXCHANGE ACT OF 1934

                 For the transition period from        to
                                                ------    ------
                          Commission file number 1-9599

                                GALOOB TOYS, INC
             (Exact name of registrant as specified in its charter)


         Delaware                                      94-1716574
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

500 Forbes Boulevard, South San Francisco, California             94080
       (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code  (415) 952-1678



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

         Common stock, par value $.01, 18,019,864 as of March 31, 1997.

                       GALOOB TOYS, INC. AND SUBSIDIARIES

                                      INDEX



PART I  -  FINANCIAL INFORMATION

    Item 1                                                                Page

      - Condensed Consolidated Balance Sheets                                1

      - Condensed Consolidated Statements of Operations                      2

      - Condensed Consolidated Statements of Cash Flows                      3

      - Notes to Condensed Consolidated Financial Statements               4-5

    Item 2

      - Management's Discussion and Analysis of
        Financial Condition and Results of Operations                      6-9


PART II  -  OTHER INFORMATION

    Item 1

      - Legal Proceedings                                                   10


    Item 6

      - Exhibits and Reports on Form 8-K                                    10


SIGNATURE                                                                   11

                       GALOOB TOYS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (in thousands, except shares)


                                                                  (Unaudited)      (Unaudited)        (Audited)
                                                                     March 31         March 31      December 31
                                                                         1997             1996             1996
                                                                  -----------      -----------      -----------
ASSETS
Current Assets
       Cash and cash equivalents                                    $  32,271        $   2,226        $  27,920
       Accounts receivable, net                                        71,141           47,698          102,322
       Inventories                                                     17,729           17,925           19,974
       Tooling and related costs                                       16,439           10,041           15,436
       Prepaid expenses and other assets                               20,192           12,630           12,361
       Deferred tax asset                                               2,404             --              2,404
                                                                    ---------        ---------        ---------
                Total Current Assets                                  160,176           90,520          180,417
Land, building and equipment, net                                      10,550            9,733           10,472
Indebtedness from related party                                           950             --                950
Other assets                                                            4,094            6,052            5,066
                                                                    ---------        ---------        ---------
                Total Assets                                        $ 175,770        $ 106,305        $ 196,905
                                                                    =========        =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
       Notes payable                                                $    --          $  18,773        $    --
       Accounts payable                                                11,628           13,252           19,655
       Accrued expenses                                                14,571            7,058           24,680
       Income taxes payable                                               516              400            1,671
       Current portion of long-term debt                                   10            4,371               17
                                                                    ---------        ---------        ---------
                Total Current Liabilities                              26,725           43,854           46,023
Long-term debt                                                             18             --                 20
Deferred tax liability                                                  1,071             --              1,071
                                                                    ---------        ---------        ---------
                Total Liabilities                                      27,814           43,854           47,114
                                                                    ---------        ---------        ---------

SHAREHOLDERS' EQUITY
       Preferred stock
          Authorized 1,000,000 shares
          Issued and outstanding 0 shares, 3,602 shares
          and 0 shares of $17 Convertible Exchangeable
          Preferred Stock at $200 liquidation value per share            --                720             --
       Common stock, par value $.01 per share
           Authorized 50,000,000 shares
           Issued and outstanding 18,019,864 shares,
           14,981,960 shares and 17,919,864 shares                        180              150              179
       Additional paid-in capital                                     170,865          104,349          170,291
       Retained earnings (deficit)                                    (22,558)         (42,321)         (20,232)
       Cumulative translation adjustment                                 (531)            (447)            (447)
                                                                    ---------        ---------        ---------
                Total Shareholders' Equity                            147,956           62,451          149,791
                                                                    ---------        ---------        ---------
                Total Liabilities and Shareholders' Equity          $ 175,770        $ 106,305        $ 196,905
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

                       GALOOB TOYS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                          Three Months Ended
                                                               March 31
                                                       ------------------------
                                                         1997            1996
                                                       --------        --------
Net revenues                                           $ 40,598        $ 37,522
Costs of products sold                                   22,854          21,591
                                                       --------        --------
Gross margin                                             17,744          15,931

Operating expenses:
      Advertising and promotion                           7,386           5,804
      Other selling and administrative                    8,007           7,123
      Royalties, research and development                 6,564           6,310
                                                       --------        --------

      Total operating expenses                           21,957          19,237
                                                       --------        --------

Earnings (loss) from operations                          (4,213)         (3,306)

Interest expense                                            (69)           (829)
Other income (expense), net                                 469              20
                                                       --------        --------
Earnings (loss) before income taxes                      (3,813)         (4,115)

Income tax benefit                                       (1,487)           --
                                                       --------        --------

Net earnings (loss)                                      (2,326)         (4,115)

Preferred stock dividends in arrears                       --                15

Charge related to the exchange of
   preferred stock for common                              --            24,279
                                                       --------        --------

Net earnings (loss) applicable
   to common shares                                    $ (2,326)       $(28,409)
                                                       ========        ========

Average common shares outstanding                        17,964          10,491

Net earnings (loss) per common share                   $  (0.13)       $  (2.71)


        The accompanying notes are an integral part of these Consolidated
                              Financial Statements.

                       GALOOB TOYS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands, except shares)
                                   (Unaudited)

                                                           Three Months Ended March 31
                                                           ---------------------------
                                                             1997               1996
                                                           --------           --------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net earnings (loss)                                     $ (2,326)          $ (4,115)

   Adjustments to reconcile net earnings
   (loss) to net cash provided by (used in)
   operating activities:
      Depreciation                                              238                162

      Changes in assets and liabilities:
        Accounts receivable                                  31,181             20,704
        Inventories                                           2,245               (434)
        Tooling and related costs                            (1,003)            (1,730)
        Prepaid expenses and other assets                    (6,859)            (4,577)
        Accounts payable                                     (8,027)            (3,889)
        Accrued expenses                                    (10,109)            (7,162)
        Income taxes payable                                 (1,155)              (331)
                                                           --------           --------
      Net cash (used in) provided by operating
        activities                                            4,185             (1,372)
                                                           --------           --------

CASH FLOW FROM INVESTING ACTIVITIES:
   Investment in land, building and
        equipment, net                                         (316)              (982)
                                                           --------           --------
      Net cash (used in) provided by investing
        activities                                             (316)              (982)
                                                           --------           --------

CASH FLOW FROM FINANCING ACTIVITIES:
   Net borrowings under notes payable                          --                3,702
   Repayments under long-term debt agreements                    (9)               (51)
   Proceeds from issuance of common stock                       575                124
   Costs associated with the conversion
      of debentures and the preferred shares exchange          --               (1,225)
   Other, net                                                   (84)              --
                                                           --------           --------
   Net cash (used in) provided by financing activities          482              2,550
                                                           --------           --------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                            4,351                196

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                        27,920              2,030
                                                           --------           --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 32,271           $  2,226
                                                           ========           ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:

During the three months ended March 31, 1996, $14 million of the Company's 8% convertible subordinated debentures were converted into 1,511,872 shares of its common stock. Deferred loan costs and accrued interest amounting to approximately $0.5 million, net, were charged against additional paid-in capital. See Note F.

During the three months ended March 31, 1996, 1,803,481 depositary shares of the Company's preferred stock were exchanged for 3,336,433 shares of its common stock. See Note G.


The accompanying notes are an integral part of these Consolidated Financial Statements.

                       GALOOB TOYS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 1997
                                   (Unaudited)


NOTE A -  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheets as of March 31, 1997 and 1996 and the condensed consolidated statements of operations for the three month periods ended March 31, 1997 and 1996 and the condensed consolidated statements of cash flows for the three month periods ended March 31, 1997 and 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997 and 1996 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1996. Certain amounts in the financial statements of prior years have been reclassified to conform with the current year's presentation.

The results of operations for the three month periods ended March 31, 1997 and 1996 are not necessarily indicative of the operating results for the full year.


NOTE B - LEGAL

The current status of litigation is described in Part II, Item 1, herein.


NOTE C - LOAN AGREEMENT

On March 31, 1995, the Company entered into an amended and restated loan and security agreement (the "Loan Agreement") with Congress Financial Corporation (Central) (the "Lender"). The Loan Agreement originally extended to March 31, 1997 and provided an original line of credit of $40 million which has been increased to $50 million, with a provision to increase the line to $60 million at the option of the Company. Borrowing availability is determined by a formula based on both accounts receivable and inventories. The interest rate is generally prime rate plus 1%. In consideration for entering into the Loan Agreement, the Company paid a $100,000 fee; additional fees of $100,000 were paid as the Company exercised its option to increase the line. The Company has also agreed to pay an unused line fee of 0.25% and certain management fees. On February 28, 1997, the Company signed an initial commitment letter for a $200 million credit facility with BT Commercial Corporation, a unit of Bankers Trust New York Corporation ("BT Facility"). The commitment is subject to certain conditions. The BT Facility will be finalized when the Company's credit requirements are defined. These requirements will be determined when Lucasfilm makes its decision regarding the licensing arrangement(s) for the new Star Wars trilogy. The Congress Loan Agreement has been extended while the new agreement is being finalized. No fee was paid for this extension, however, future borrowing, if any, will carry an interest rate of prime rate plus 2%.


NOTE D - INVENTORIES

(in thousands)                                    March 31             December 31
                                           ----------------------      -----------
                                             1997           1996           1996
                                           -------        -------        -------
Finished goods                             $17,293        $17,318        $19,667
Raw materials and parts                        436            607            307
                                           -------        -------        -------
                                           $17,729        $17,925        $19,974
                                           =======        =======        =======

                       GALOOB TOYS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 1997
                                   (Unaudited)


NOTE E - RESEARCH AND DEVELOPMENT

Research and development expenses amounted to $2.8 million and $2.4 million for the three months ended March 31, 1997 and 1996, respectively.


NOTE F - LONG-TERM DEBT

In February 1996, the Company issued a call for the redemption of its 8% Convertible Subordinated Debentures originally due November 30, 2000 (the "Debentures"). This call resulted in the conversion on March 15, 1996, of all $14,000,000 Debentures at $9.26 per share and the issuance of 1,511,872 new shares of common stock. Unamortized debt issuance costs of $833,000 were charged against additional paid-in capital on conversion of the Debentures.


NOTE G - SHAREHOLDERS' EQUITY

In February 1996, the Company offered to exchange 1.85 shares of its common stock for each Depositary Exchangeable Preferred Share (the "Depositary Shares") outstanding. Each Depositary Share represents 1/10th of a share of $17.00 Convertible Exchangeable Preferred Stock. This inducement offer was accepted by the owners of 98% of the Depositary Shares resulting in the issuance of 3,336,433 shares of common stock on March 29, 1996. Generally accepted accounting principles require a non-cash charge to reduce Net Earnings Applicable to Common Shares in the calculation of Earnings Per Share for the fair value of the securities issued in excess of the existing conversion rate of approximately 1.185 common shares per Depositary Share. This non-cash charge amounted to $24,279,000 and had the effect of increasing the net loss per common share by $2.32 from $.39 to $2.71 in the first quarter of 1996.

The balance of the Depositary Shares were converted at the specified 1.185 exchange rate or redeemed by the Company in June 1996.


NOTE H - RECENT ACCOUNTING PRONOUNCEMENT

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share" which establishes standards for computing and presenting earnings per share. This statement simplifies the standards for computing earnings per share ("EPS") previously found in APB Opinion No. 15 "Earnings per Share". The new standard which is effective for years ending after December 15, 1997, replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the three months ended March 31, 1997, SFAS 128 would have had no impact on the reported EPS as primary and basic are equal since the potentially dilutive securities were anti-dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth for the periods indicated the percentage relationships between revenues and certain expense and earnings items:

                                                         Percentage of Net Revenues
                                                         --------------------------
                                                                Three Months
                                                                   Ended
                                                                  March 31
                                                         --------------------------
                                                            1997            1996
                                                           -----           -----
Net revenues                                               100.0%          100.0%
Costs of products sold                                      56.3            57.6
                                                           -----           -----
Gross margin                                                43.7            42.4
Advertising and promotion                                   18.2            15.5
Other selling and administrative                            19.7            19.0
Royalties, research and development                         16.2            16.8
                                                           -----           -----
Earnings (loss) from operations                            (10.4)           (8.9)
Interest expense                                            (0.2)           (2.2)
Other income (expense), net                                  1.2             0.1
Provision for income taxes                                   3.7             --
                                                           -----           -----
Net earnings (loss)                                         (5.7)%         (11.0)%
                                                           =====           =====

Net earnings (loss) per common share in the first quarter of 1996 were affected by an unusual, non-recurring item, the charge related to the exchange of preferred stock for common stock of $24.3 million. A comparison of the net earnings (loss) per common share and the net earnings (loss) per common share adjusted to exclude the unusual item is set forth below.

                                                                 Three Months Ended
                                                                     March 31
                                                               ------------------------
                                                                 1997            1996
                                                               --------        --------
Net earnings (loss) per common share on a primary basis,
as reported                                                    $  (0.13)       $  (2.71)
Net earnings (loss) per common share on a primary basis,
adjusted to exclude the unusual item                           $  (0.13)       $  (0.39)

1997 Compared to 1996

Net revenues increased 8% to $40.6 million in the first quarter of 1997 as compared to $37.5 million in the first quarter of 1996. The growth in net sales in the first quarter of 1997 was attributable to domestic sales which increased 18%, rising to $31.3 million. International sales decreased 15% to $9.3 million in the first quarter of 1997 due to generally weak retail conditions in Europe.

The Company's worldwide sales of boys' toys increased 37% in the first quarter of 1997 as compared to the first quarter of 1996. The growth in net sales of boys' toys was attributable to Micro Machines growth. Worldwide sales of Micro Machines, led by Star Wars Action Fleet, an extensive line of Star Wars vessels, playsets, and miniature action figures, increased by 67% in the first quarter of 1997 as compared to the first quarter of 1996. United States retail sales success of Micro Machines continued, reaching its seventeenth consecutive quarter of growth. The increase in the Company's Micro Machines sales was partially offset by a decrease in sales of the Dragon Flyz line.

The Company's worldwide sales of girls' toys decreased 35% in the first quarter of 1997 as compared to the first quarter of 1996. Although the sales of the Pound Puppies line increased, this was more than offset by a decrease in the sales of the Sky Dancers line.

Gross margins increased $1.8 million to $17.7 million in the first quarter of 1997 from $15.9 million in the first quarter of 1996. The higher sales volume increased gross margin by $1.3 million and an increase in the gross margin rate accounted for $0.5 million. The gross margin rate increased to 43.7% in the first quarter of 1997 as compared to 42.4% in the first quarter of 1996. The increase in the gross margin rate was primarily attributable to a change in product mix partially offset by higher tooling, packaging development and inventory valuation allowances.

Advertising and promotion expenses were $7.4 million, or 18.2% of net revenues in the first quarter of 1997, as compared to $5.8 million, or 15.5% of net revenues in the first quarter of 1996. The increase included higher television advertising, trade show and product promotion expenses.

Other selling and administrative expenses were $8.0 million in the first quarter of 1997 as compared to $7.1 million in the first quarter of 1996. The increase in selling and administrative expenses principally resulted from higher freight expenses due to the growth in sales, higher legal expenses and the relocation expenses associated with the Company's move to a new warehouse facility.

Royalties, research and development expenses were $6.6 million in the first quarter of 1997 as compared to $6.3 million in the first quarter of 1996. The increase was primarily the result of an increase in research and development expenses due to the expansion of the Company's product lines. Royalty expenses were essentially unchanged from the prior year. Royalty expenses in 1996 included a charge related to the write-off of an advance on a discontinued product line; this was replaced by higher royalty expenses related to increased sales in 1997.

Interest expense was $0.1 million in the first quarter of 1997 as compared to $0.8 million in the first quarter of 1996. The decrease in interest expense was due to the paydown of the Company's borrowings under its loan agreement with Congress Financial Corporation in the fourth quarter of 1996 and the conversion of the $14 million convertible debentures to common stock in the first quarter of 1996. Other income was $0.5 million in the first quarter of 1997 as compared to $20,000 in the first quarter of 1996. The increase in other income was primarily attributable to interest income earned on cash generated from the Company's common stock offering in November 1996.

The income tax benefit in the first quarter of 1997 reflects the quarterly application of the estimated annual rate based on projected full year earnings. No tax recovery was reported in the first quarter of 1996 due to the cumulative net operating loss brought forward into the year.

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

Further, changes in tariffs could have an adverse effect on the cost of goods imported from China. While China is currently accorded Most Favored Nation ("MFN") status by the United States, this status (which was last renewed in June
1996) is subject to annual review and could be revoked prospectively for any given year. Current MFN tariffs on toys imported into the United States are zero, and the loss of MFN status for China would result in a substantial increase in tariffs applicable to toys imported from China. This increase in duty could be large enough that it could have a material adverse effect on the Company's business, financial condition and results of operations. Products shipped from China to other countries would not be affected by China's loss of MFN status with the United States without similar actions being taken by the other importing countries. Moreover, many other toy companies also source products from China and could be affected to similar degrees.

The Company can also be subject to the imposition of retaliatory tariffs or other import restrictions as a result of trade disputes between China and the United States. Generally, trade negotiations over matters in dispute between the two countries have been difficult but have been resolved without the imposition of trade retaliation. In the past, proposed retaliation by the United States has not included increased tariffs or other trade restrictions applicable to toys imported from China. It is possible, however, that some future trade dispute could result in substantial increases in tariffs or other restrictions on imports, such as quotas, of toys from China. These increased tariffs or other restrictions could be imposed under Section 301 of the Trade Act of 1974, as amended, whether or not the trade dispute itself involved toys. Such increased tariffs or other trade restrictions could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Disclosure Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q Report, including, without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements ("Cautionary Statements") include: the demand for the Company's products; the Company's dependence on timely development, introduction and customer acceptance of new products; possible weakness of the Company's markets; the impact of competition on revenues, margins and pricing; the effect of currency fluctuations; other risks and uncertainties as may be disclosed from time to time in the Company's public announcements; the gross national product in the United States and other countries, which also influences demand for the Company's products; customer inventory levels; the cost and availability of raw materials; failure to renew or obtain Star Wars licenses; and changes in trade conditions regarding China. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of one or both of them are expressly qualified in their entirety by such Cautionary Statements.

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

On March 31, 1995, the Company entered into an amended and restated loan and security agreement (the "Loan Agreement") with Congress Financial Corporation (Central) (the "Lender"). The Loan Agreement originally extended to March 31, 1997 and provided an original line of credit of $40 million secured by substantially all the assets of the Company, with a provision to increase the line to $60 million at the option of the Company. Borrowing availability is determined by a formula based on qualified assets. Borrowings under the Loan Agreement are secured by a lien on substantially all of the assets of the Company. The annual interest rate is equal to the prime rate of CoreStates Bank N.A. as announced from time to time plus 1%. On February 28, 1997, the Company signed an initial commitment letter for a $200 million credit facility with BT Commercial Corporation, a unit of Bankers Trust New York Corporation ("BT Facility"). The commitment is subject to certain conditions. The BT Facility will be finalized when the Company's credit requirements are defined. These requirements will be determined when Lucasfilm makes its decision regarding the licensing arrangement(s) for the new Star Wars trilogy. The Congress Loan Agreement has been extended while the new agreement is being finalized.

During the first quarter of 1997, the Company generated $4.2 million of cash in its operating activities. The net cash provided by operating activities resulted primarily from decreases in accounts receivable and inventories, primarily offset by the net loss, increase in prepaid expenses and other assets, and decreases in accounts payable and accrued expenses.

Working capital was $133.5 million at March 31, 1997 compared to $134.4 million at December 31, 1996 and $46.7 million at March 31, 1996. The ratio of current assets to current liabilities was 6.0 to 1.0 at March 31, 1997 compared to 3.9 to 1.0 at December 31, 1996 and 2.1 to 1.0 at March 31, 1996.

The Company had no material commitments for capital expenditures at March 31, 1997.

The Company believes that its cash flow from operations, cash on hand and borrowings under the new BT Facility now being negotiated will be sufficient to meet its working capital and capital expenditure requirements and provide the Company with adequate liquidity to meet its anticipated operating needs for the foreseeable future.

The Company is aggressively pursuing the renewal and extension of its current Star Wars license as well as licenses in connection with the expected release of the new Star Wars trilogy in 1999. If the Company is successful in extending its current license and adding new licenses for additional Star Wars product lines, the Company may need significant additional capital to pay for such license rights as well as to finance expenditures to support new Star Wars product lines. Should the $200 million BT Facility, which has not been finalized, be insufficient for these needs, the Company believes that additional financing can be arranged. There can be no assurance that the Company will be successful in obtaining licenses related to the new Star Wars trilogy. The failure to renew or obtain any part of such licensing rights could have a material adverse effect on the business, financial condition and results of operations of the Company.

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

In October 1995, the Company filed a breach of contract action in the United States District Court for the Northern District of California. The suit names Abrams Gentile Entertainment Inc. and Up, Up and Away as defendants, and alleges damages for the licensing, marketing and sale of products that are in violation of the Company's rights as licensee under its Sky Dancers and Dragon Flyz license agreements with Abrams Gentile Entertainment, Inc. The defendants filed a number of counterclaims, including breach of contract, interference with contractual relationships, misappropriation of copyright, unfair competition and trade libel. The Company has settled all of the open matters in this litigation, and the various claims and counterclaims have been dismissed with prejudice. The settlement will not result in additional liabilities to the Company, and the Company's rights under the license agreements have been preserved.

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



                                          GALOOB TOYS, INC.
                                          (Registrant)



Date:   May 14, 1997                 By:           /s/ Roger J. Kowalsky
                                            ------------------------------------
                                            Roger J. Kowalsky
                                            Executive Vice President, Finance
                                            and Chief Financial Officer