Form 10-Q
period 1997-06-30
GALOOB TOYS INC
filed 1997-08-06
CIK 751968

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 1997
                               ------------------------

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from           to

                          Commission file number 1-9599

                                GALOOB TOYS, INC
             (Exact name of registrant as specified in its charter)


         Delaware                                       94-1716574
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

500 Forbes Boulevard,    South San Francisco, California                  94080
--------------------------------------------------------------------------------
       (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code  (415) 952-1678

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

                                Yes ____ No ____

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common stock, par value $.01, 18,019,864 as of June 30, 1997.

                       GALOOB TOYS, INC. AND SUBSIDIARIES

                                      INDEX



PART I  -  FINANCIAL INFORMATION

       Item 1                                                                   Page
            - Condensed Consolidated Balance Sheets                                1

            - Condensed Consolidated Statements of Operations                      2

            - Condensed Consolidated Statements of Cash Flows                      3

            - Notes to Condensed Consolidated Financial Statements                 4-6

       Item 2

            - Management's Discussion and Analysis of
              Financial Condition and Results of Operations                        7-11


PART II  -  OTHER INFORMATION

       Item 1

            - Legal Proceedings                                                   12

       Item 6

            - Exhibits and Reports on Form 8-K                                    12

SIGNATURE                                                                         13

                       GALOOB TOYS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (in thousands, except shares)


                                                                              (Unaudited)   (Unaudited)   (Audited)
                                                                                June 30       June 30    December 31
                                                                                  1997          1996         1996
                                                                                  ----          ----         ----
ASSETS
Current Assets
              Cash and cash equivalents                                       $  16,693     $   2,920     $  27,920
              Accounts receivable, net                                           59,216        61,773       102,322
              Inventories                                                        22,477        20,686        19,974
              Tooling and related costs                                          18,708        12,983        15,436
              Prepaid expenses and other assets                                  17,448        10,861        12,361
              Income taxes receivable and deferred                               12,275            --         2,404
                                                                              ---------     ---------     ---------
                                Total Current Assets                            146,817       109,223       180,417
Land, building and equipment, net                                                10,186         9,724        10,013
Indebtedness from related party                                                     950            --           950
Other assets                                                                      7,824         5,747         5,525
                                                                              ---------     ---------     ---------
                                Total Assets                                  $ 165,777     $ 124,694     $ 196,905
                                                                              =========     =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
              Notes payable                                                   $      --     $  34,644     $      --
              Accounts payable                                                   12,094        13,785        19,655
              Accrued expenses                                                   13,170         8,493        24,680
              Income taxes payable                                                  450           372         1,671
              Current portion of long-term debt                                      --         4,318            17
                                                                              ---------     ---------     ---------
                                Total Current Liabilities                        25,714        61,612        46,023
Other liabilities                                                                 4,184            --            20
Deferred tax liability                                                            1,071            --         1,071
                                                                              ---------     ---------     ---------
                                Total Liabilities                                30,969        61,612        47,114
                                                                              ---------     ---------     ---------

SHAREHOLDERS' EQUITY
              Common stock, par value $.01 per share
                  Authorized 50,000,000 shares
                  Issued and outstanding 18,019,864 shares,
                  15,119,651 shares and 17,919,864 shares                           180           151           179
              Additional paid-in capital                                        170,865       105,774       170,291
              Retained earnings (deficit)                                       (35,673)      (42,396)      (20,232)
              Cumulative translation adjustment                                    (564)         (447)         (447)
                                                                              ---------     ---------     ---------
                                Total Shareholders' Equity                      134,808        63,082       149,791
                                                                              ---------     ---------     ---------
                                Total Liabilities and Shareholders' Equity    $ 165,777     $ 124,694     $ 196,905
                                                                              =========     =========     =========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                       GALOOB TOYS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)


                                             Three Months Ended         Six Months Ended
                                                   June 30                  June 30
                                                   -------                  -------

                                               1997         1996         1997         1996
                                               ----         ----         ----         ----
Net revenues                                $ 52,356     $ 49,201     $ 92,954     $ 86,723
Costs of products sold                        28,872       26,690       51,726       48,281
                                            --------     --------     --------     --------
Gross margin                                  23,484       22,511       41,228       38,442

Operating expenses:
 Advertising and promotion                     7,496        6,607       14,882       12,411
 Other selling and administrative              6,932        5,629       14,939       12,752
 Royalties, research and development           7,912        9,192       14,476       15,502
                                            --------     --------     --------     --------
     Total operating expenses                 22,340       21,428       44,297       40,665
                                            --------     --------     --------     --------
Earnings (loss) from operations                1,144        1,083       (3,069)      (2,223)

Micro Machines license rights and
     litigation settlement                   (22,949)          --      (22,949)          --
Interest expense                                 (49)        (767)        (118)      (1,596)
Other income (expense), net                      355           71          824           91
                                            --------     --------     --------     --------
Earnings (loss) before income taxes          (21,499)         387      (25,312)      (3,728)

Income tax benefit                            (8,384)          --       (9,871)          --
                                            --------     --------     --------     --------
Net earnings (loss)                          (13,115)         387      (15,441)      (3,728)

Preferred stock dividends                         --            6           --           21

Charge related to the exchange of
     preferred stock for common                   --           --           --       24,279
                                            --------     --------     --------     --------
Net earnings (loss) applicable
       to common shares                     ($13,115)    $    381     ($15,441)    ($28,028)
                                            ========     ========     ========     ========

Average common shares outstanding             18,020       16,222       17,992       12,774

Net earnings (loss) per common share        ($  0.73)    $   0.02     ($  0.86)    ($  2.19)


The accompanying notes are an integral part of these Consolidated Financial Statements.

                       GALOOB TOYS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands, except shares)
                                   (Unaudited)

                                                              Six Months Ended June 30
                                                              ------------------------
                                                                   1997         1996
                                                                   ----         ----
CASH FLOW FROM OPERATING ACTIVITIES:
     Net earnings (loss)                                        $(15,441)    $ (3,728)
     Adjustments to reconcile net earnings
        (loss) to net cash provided by (used in)
        operating activities:
         Depreciation and amortization                               484          350

         Changes in assets and liabilities:
              Accounts receivable                                 43,106        6,629
              Inventories                                         (2,503)      (3,195)
              Tooling and related costs                           (3,272)      (4,672)
              Prepaid expenses and other assets                   (7,386)      (2,344)
              Income taxes receivable and deferred                (9,871)          --
              Accounts payable                                    (7,561)      (3,356)
              Accrued expenses and other liabilities              (7,346)      (5,727)
              Income taxes payable                                (1,221)        (359)
                                                                --------     --------
         Net cash (used in) provided by operating
            activities                                           (11,011)     (16,402)
                                                                --------     --------

CASH FLOW FROM INVESTING ACTIVITIES:
     Investment in land, building and
        equipment, net                                              (657)      (1,322)
                                                                --------     --------
         Net cash (used in) provided by investing activities        (657)      (1,322)
                                                                --------     --------

CASH FLOW FROM FINANCING ACTIVITIES:
     Net borrowings under notes payable                               --       19,573
     Repayments under long-term debt agreements                      (17)        (104)
     Proceeds from issuance of common stock                          575          875
     Redemption of preferred stock                                    --         (462)
     Costs associated with the conversion
        of debentures and the preferred shares exchange               --       (1,268)
     Other, net                                                     (117)          --
                                                                --------     --------
     Net cash (used in) provided by financing activities             441       18,614
                                                                --------     --------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                               (11,227)         890

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                             27,920        2,030
                                                                --------     --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 16,693     $  2,920
                                                                ========     ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:

During the six months ended June 30, 1996, $14 million of the Company's 8% convertible subordinated debentures were converted into 1,511,872 shares of its common stock. Deferred loan costs and accrued interest amounting to approximately $0.5 million, net, were charged against additional paid-in capital. See Note F.

During the six months ended June 30, 1996, 1,822,899 depositary shares of the Company's preferred stock were exchanged for 3,359,432 shares of its common stock. See Note G.

The accompanying notes are an integral part of these Consolidated Financial Statements.

                       GALOOB TOYS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    THREE AND SIX MONTHS ENDED JUNE 30, 1997
                                   (Unaudited)

NOTE A -  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheets as of June 30, 1997 and 1996 and the condensed consolidated statements of operations for the three and six month periods ended June 30, 1997 and 1996 and the condensed consolidated statements of cash flows for the six month periods ended June 30, 1997 and 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1997 and 1996 have been made.

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

The results of operations for the three and six month periods ended June 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year.


NOTE B - LEGAL

The current status of litigation is described in Part II, Item 1, herein.


NOTE C - LOAN AGREEMENT

On March 31, 1995, the Company entered into an amended and restated loan and security agreement (the "Loan Agreement") with Congress Financial Corporation (Central) (the "Lender"). The Loan Agreement provided an original line of credit of $40 million which has been increased to $50 million, with a provision to increase the line to $60 million at the option of the Company. Borrowing availability is determined by a formula based on both accounts receivable and inventories. The interest rate was generally prime rate plus 1% until March 31, 1997. In consideration for entering into the Loan Agreement, the Company paid a $100,000 fee; additional fees of $100,000 were paid as the Company exercised its option to increase the line. The Company has also agreed to pay an unused line fee of 0.25% and certain management fees. The Loan Agreement has been amended to extend until September 30, 1997 with an interest rate of prime plus 2%. No fee was paid for this extension. On February 28, 1997, the Company signed an initial commitment letter for a $200 million credit facility with BT Commercial Corporation, a unit of Bankers Trust New York Corporation ("BT Facility"). The commitment is subject to certain conditions. The BT Facility or other financing arrangements will be finalized when the Company's credit requirements are defined.

NOTE D - INVENTORIES
(in thousands)

                                June 30        December 31
                                -------        -----------
                             1997       1996      1996
                             ----       ----      ----
Finished goods             $21,983    $19,589    $19,667
Raw materials and parts        494      1,097        307
                           -------    -------    -------
                           $22,477    $20,686    $19,974
                           =======    =======    =======

                       GALOOB TOYS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    THREE AND SIX MONTHS ENDED JUNE 30, 1997
                                   (Unaudited)


NOTE E - RESEARCH AND DEVELOPMENT

Research and development expenses amounted to $3.0 million and $2.6 million for the three months ended June 30, 1997 and 1996, respectively, and $5.8 million and $5.1 million for the six months ended June 30, 1997 and 1996, respectively.


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


NOTE G - SHAREHOLDERS' EQUITY

In February 1996, the Company offered to exchange 1.85 shares of its common stock for each Depositary Exchangeable Preferred Share (the "Depositary Shares") outstanding. Each Depositary Share represents 1/10th of a share of $17.00 Convertible Exchangeable Preferred Stock. This inducement offer was accepted by the owners of 98% of the Depositary Shares resulting in the issuance of 3,336,433 shares of common stock on March 29, 1996. Generally accepted accounting principles require a non-cash charge to reduce Net Earnings Applicable to Common Shares in the calculation of Earnings Per Share for the fair value of the securities issued in excess of the existing conversion rate of approximately 1.185 common shares per Depositary Share. This non-cash charge amounted to $24,279,000 and had the effect of increasing the net loss per common share by $1.90 from $.29 to $2.19 in the six months ended June 30, 1996.

The balance of the Depositary Shares were converted at the specified 1.185 exchange rate or redeemed by the Company in June 1996.


NOTE H - MICRO MACHINES LICENSE RIGHTS AND LITIGATION SETTLEMENT

During June 1997, the Company finalized an agreement under which it acquired all outstanding rights to its line of miniature vehicles, playsets and accessories marketed under the Micro Machines(R) brand. The agreement also ended litigation between the Company and Clemens V. Hedeen, Patti Jo Hedeen, and various affiliated entities (the "Licensor") over past royalties claimed by the Licensor and the extent of the Licensor's rights in Micro Machines. Under the agreement, the Company paid the Licensor an initial payment of $22,500,000. Additional amounts with a present value of $4,911,000 are due periodically through June 1, 2012. The agreement eliminates all future royalty payments to the Licensor, effective after March 31, 1997.

The Company has accounted for this agreement by taking a pre-tax charge of $22,949,000 in the quarter ended June 30, 1997. The present value of the remaining balance amounting to $4,462,000 has been classified as other assets and is being amortized straight-line over a five year period.

                       GALOOB TOYS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    THREE AND SIX MONTHS ENDED JUNE 30, 1997
                                   (Unaudited)

NOTE I - RECENT ACCOUNTING PRONOUNCEMENT

The FASB issued three new standards, SFAS No. 128, Earnings per Share, SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 128 simplifies the standards for computing earnings per share ("EPS") previously found in APB Opinion No. 15 "Earnings per Share". This new standard replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the three and six months ended June 30, 1997, SFAS 128 would have had no impact on the reported EPS as primary and basic are equal since the potentially dilutive securities were anti-dilutive. SFAS No. 130 establishes standards for reporting comprehensive income and its components in a financial statement and display of the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital. The Company does not expect the implementation of SFAS No. 130 to have a significant impact on the financial statements. SFAS No. 131 establishes standards for the reporting of selected information about operating segments in annual financial statements and interim financial reports issued to shareholders and the related disclosures about products and services, geographic areas and major customers. The Company has not determined the impact of SFAS No. 131 on the financial statements. The Company will be required to adopt SFAS 128 for the year ending December 31, 1997, and SFAS 130 and SFAS 131 for the year ending December 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth for the periods indicated the percentage relationships between revenues and certain expense and earnings items:

                                                                   Percentage of Net Revenues
                                                           ---------------------------------------------
                                                           Three Months Ended           Six Months Ended
                                                                 June 30                     June 30
                                                                 -------                     -------
                                                            1997       1996              1997       1996
                                                            ----       ----              ----       ----
Net revenues                                               100%       100%              100%       100%
Costs of products sold                                      55.2       54.3              55.6       55.7
                                                           -----      -----             -----      -----
Gross margin                                                44.8       45.7              44.4       44.3
Advertising and promotion                                   14.3       13.4              16.0       14.3
Other selling and administrative                            13.2       11.4              16.1       14.7
Royalties, research and development                         15.1       18.7              15.6       17.9
                                                           -----      -----             -----      -----
Earnings (loss) from operations                              2.2        2.2              (3.3)      (2.6)
Micro Machines license rights and litigation settlement    (43.8)        --             (24.7)        --
Interest expense                                            (0.1)      (1.5)             (0.1)      (1.8)
Other income (expense), net                                  0.7        0.1               0.9        0.1
Income tax benefit                                          16.0         --              10.6         --
                                                           -----      -----             -----      -----
Net earnings (loss)                                        (25.0)%      0.8%            (16.6)%     (4.3)%
                                                           =====      =====             =====      =====

Net earnings (loss) have been affected by certain unusual non-recurring items. A comparison of the net earnings (loss) per common share and the net earnings
(loss) per common share adjusted to exclude unusual items is set forth below:

                                                            Three Months Ended       Six Months Ended
                                                                 June 30                June 30
                                                                 -------                -------
                                                               1997        1996      1997        1996
                                                               ----        ----      ----        ----
Net earnings (loss) per common share on a primary basis,
 as reported                                                $ (0.73)     $  .02    $(0.86)    $  (2.19)
Net earnings (loss) per common share on a primary basis,
 adjusted to exclude the unusual items                      $   .05      $  .02    $(0.08)    $  (0.29)

The unusual items excluded are as follows: Acquisition of Micro Machines license rights and litigation settlement of $14.0 million (after tax) in the three and six months ended June 30, 1997 and a one-time charge related to the exchange of preferred stock for common stock of $24.3 million in the six months ended June 30, 1996.


1997 Compared to 1996

Net sales increased 6% to $52.4 million in the second quarter of 1997 as compared to $49.2 million in the second quarter of 1996. The growth in net sales in the second quarter of 1997 was attributable to domestic sales which increased 20%, rising to $35.5 million. International sales decreased 14% to $16.9 million reflecting a generally weak European retail environment.

The Company's worldwide sales of boys' toys increased 42% in the second quarter of 1997 as compared to the second quarter of 1996. The growth in net sales of boys' toys was attributable to Micro Machines growth and the introduction of the Company's Men in Black line. Worldwide sales of Micro Machines, led by Star Wars(TM) Action Fleet(TM), an extensive line of Star Wars vessels, playsets, and miniature action figures, increased by 73% in the second quarter of 1997 as compared to the second quarter of 1996. United States retail sales success of Micro Machines continued, reaching its eighteenth consecutive quarter of growth. This increase was partially offset by a decrease in sales of the Dragon Flyz line.

The Company's worldwide sales of girls' toys decreased 67% in the second quarter of 1997 as compared to the second quarter of 1996. This decrease was due principally to a decline in sales of the Company's Sky Dancer line.

Net sales increased 7% to $93.0 million in the six months ended June 30, 1997 as compared to $86.7 million in the six months ended June 30, 1996. The growth in net sales in the second quarter of 1997 was attributable to domestic sales which increased 19%, rising to $66.8 million. International sales decreased 14% to $26.2 million. This decrease was attributable to the same factor, noted for the second quarter.

The Company's worldwide sales of boys' toys increased 40% in the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The Company's worldwide sales of girls' toys decreased 52% in the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The change in sales of boys' and girls' toys was attributable to the same factors noted for the second quarter.

Gross margins increased $1.0 million to $23.5 million in the second quarter of 1997 from $22.5 million in the second quarter of 1996. The higher sales volume increased gross margin by $1.5 million and a decrease in the gross margin rate accounted for $0.5 million. The gross margin rate decreased to 44.8% in the second quarter of 1997 as compared to 45.7% in the second quarter of 1996. The change in the gross margin rate was primarily attributable to higher tooling expense, packaging development expense, inventory valuation allowances and sales of discontinued products, which sell normally at little or no margin, offset by a favorable product mix and a favorable mix of sales between domestic and international markets. The Company's gross margin rate on domestic sales is significantly greater than foreign sales because the Company's prices on foreign sales are lower than on domestic sales as the foreign customer is responsible for the cost of importing and promoting the products.

Gross margins increased $2.8 million to $41.2 million in the six months ended June 30, 1997 from $38.4 million in the six months ended June 30, 1996. This increase was primarily due to the higher sales volume. The gross margin rate increased to 44.4% in the six months ended June 30, 1997 as compared to 44.3% in the six months ended June 30, 1996.

Advertising and promotion expenses were $7.5 million, or 14.3% of net revenues in the second quarter of 1997, as compared to $6.6 million, or 13.4% of net revenues in the second quarter of 1996. For the six months ended June 30, 1997, these expenses were $14.9 million, or 16.0% of net revenues as compared to $12.4 million, or 14.3% in the six months ended June 30, 1996. The increase in the advertising and promotion expenses was due to planned higher television advertising, trade show and product promotion expenses.

Other selling and administrative expenses were $6.9 million in the second quarter of 1997 as compared to $5.6 million in the second quarter of 1996. For the six months ended June 30, 1997, these expenses were $14.9 million as compared to $12.8 million in the six months ended June 30, 1996. Other selling and administrative expenses for the second quarter of 1996 were reduced by $1.0 million resulting from a recovery received by the Company in settlement of a claim for damages partially offset by unusual legal expenses incurred related to this claim and another lawsuit. For the six months ended June 30, 1996, the total of the above items resulted in a net reduction in expense of $0.3 million. The additional increase in other selling and administrative expenses in the second quarter and six months ended June 30, 1997 was principally due to legal costs associated with the Micro Machines litigation and settlement agreement.

Royalties, research and development expenses were $7.9 million in the second quarter of 1997 as compared to $9.2 million in the second quarter of 1996. For the six months ended June 30, 1997, these expenses were $14.5 million as compared to $15.5 million in the six months ended June 30, 1996. The decrease was attributable to the write-off of royalty advances associated with discontinued products in the second quarter and six months ended June 30, 1996. Exclusive of the 1996 write-off, the Company incurred higher royalty expenses related to increased sales as well as an increase in research and development expenses due to the expansion of the Company's product lines in the second quarter and six months ended June 30, 1997 as compared to the prior year comparable periods.

During the second quarter of 1997, the Company acquired all outstanding rights to its line of miniature vehicles, playsets and accessories marketed under the Micro Machines brand and settled related litigation. In 1986, the Licensor (as previously defined) licensed a concept to the Company that contributed to the origination of Micro Machines. The Company had paid royalties to the Licensor on the majority of Micro Machines sales. The agreement eliminates all future royalty payments to the Licensor, effective after March 31, 1997. The agreement also ends litigation between the Company and the Licensor over past royalties claimed by the Licensor and the extent of the Licensor's rights in Micro Machines. The Company recorded a pre-tax charge to earnings of $22.9 million in the second quarter of 1997 relating to this transaction. Additionally, the Company has capitalized $4.5 million which is being amortized over five years.

Interest expense was $49,000 in the second quarter of 1997, as compared to $0.8 million in the second quarter of 1996. For the six months ended June 30, 1997, this expense was $0.4 million as compared to $1.6 million in the six months ended June 30, 1996. The decrease in interest expense was due to the paydown of the Company's borrowings under its loan agreement with Congress Financial Corporation in the fourth quarter of 1996 and the conversion of the $14 million convertible debentures to common stock in the first quarter of 1996. Other income was $0.4 million in the second quarter of 1997 as compared to $0.1 million in the second quarter of 1996. For the six months ended June 30, 1997, other income was $0.8 million as compared to $0.1 million in the six months ended June 30, 1996. The increase in other income was primarily attributable to interest income earned on cash generated from the Company's common stock offering in November 1996.

The income tax benefit in the second quarter and six months ended June 30, 1997 reflects the quarterly application of the estimated annual rate based on projected full year earnings. No tax recovery was reported in the second quarter and six months ended June 30, 1996 due to the cumulative net operating loss brought forward into the year.

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

Further, changes in tariffs could have an adverse effect on the cost of goods imported from China. While China is currently accorded Most Favored Nation ("MFN") status by the United States, this status (which was last renewed in May
1997) is subject to annual review and could be revoked prospectively for any given year. Current MFN tariffs on toys imported into the United States are zero, and the loss of MFN status for China would result in a substantial increase in tariffs applicable to toys imported from China. This increase in duty could be large enough that it could have a material adverse effect on the Company's business, financial condition and results of operations. Products shipped from China to other countries would not be affected by China's loss of MFN status with the United States without similar actions being taken by the other importing countries. Moreover, many other toy companies also source products from China and could be affected to similar degrees.

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

In addition, the Company's subsidiary, Galco International Toys, N.V. ("Galco") is located in Hong Kong. On July 1, 1997, ownership of Hong Kong reverted back to China. At the present time, the Company is unable to predict the effect, if any, that such change will have on the Company's or Galco's business, financial condition or results of operations. In addition, changes in the relationship between the United States dollar and the Hong Kong dollar may have an impact on the cost of goods purchased from manufacturers.

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

On March 31, 1995, the Company entered into an amended and restated loan and security agreement (the "Loan Agreement") with Congress Financial Corporation (Central) (the "Lender"). The Loan Agreement provided an original line of credit of $40 million secured by substantially all the assets of the Company, with a provision to increase the line to $60 million at the option of the Company. Borrowing availability is determined by a formula based on qualified assets. Borrowings under the Loan Agreement are secured by a lien on substantially all of the assets of the Company. The annual interest rate was equal to the prime rate of CoreStates Bank N.A. as announced from time to time plus 1%. The Loan Agreement has been amended to extend until September 30, 1997 with an interest rate of prime plus 2%. No fee was paid for this extension. On February 28, 1997, the Company signed an initial commitment letter for a $200 million credit facility with BT Commercial Corporation, a unit of Bankers Trust New York Corporation ("BT Facility"). The commitment is subject to certain conditions. The BT Facility or other financing arrangement will be finalized when the Company's credit requirements are defined.

During the six months ended June 30, 1997, the Company used $11.0 million of cash in its operating activities. The net cash used by operating activities resulted primarily from the net loss which included the acquisition of the Micro Machines rights and litigation settlement. Also contributing to the use of cash were increases in inventories, tooling and related costs, prepaid expenses and other assets, and income taxes receivable and deferred, decreases in accounts payables, accrued expenses and other liabilities and income taxes payable offset by a decrease in accounts receivable.

Working capital was $121.1 million at June 30, 1997 compared to $134.4 million at December 31, 1996 and $47.6 million at June 30, 1996. The ratio of current assets to current liabilities was 5.7 to 1.0 at June 30, 1997 compared to 3.9 to
1.0 at December 31, 1996 and 1.8 to 1.0 at June 30, 1996.

The Company had no material commitments for capital expenditures at June 30, 1997.

The Company believes that its cash flow from operations, cash on hand and borrowings under a new credit arrangement now being negotiated will be sufficient to meet its working capital and capital expenditure requirements and provide the Company with adequate liquidity to meet its anticipated operating needs for the foreseeable future.

The Company is aggressively pursuing the Star Wars license in connection with the expected release of the new Star Wars trilogy in 1999. If the Company is successful in extending its current license and adding new licenses for additional Star Wars product lines, the Company may need significant additional capital to pay for such license rights as well as to finance expenditures to support new Star Wars product lines. Should the credit facilities currently being negotiated, which have not been finalized, be insufficient for these needs, the Company believes that additional financing can be arranged. There can be no assurance that the Company will be successful in obtaining licenses related to the new Star Wars trilogy. The failure to renew or obtain any part of such licensing rights could have a material adverse effect on the business, financial condition and results of operations of the Company.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

Licensing Litigation

In June 1995, the Company filed a declaratory judgment action in the United States District Court for the Northern District of California. The suit named Clemens V. Hedeen, Jr., Patti Jo Hedeen, and various affiliated entities, as defendants, and sought a determination that the Company is not obligated to pay royalties to the defendants under their license agreement on certain specific products sold under the Company's "Micro Machines" name and trademark. The defendants filed a cross-complaint for breach of this license agreement claiming, among other things, damages for past royalties allegedly due but not paid under the license agreement, and claiming entitlement to additional royalties on future sales of such product. On June 2, 1997, the Company entered into a Settlement & Release Agreement (the "Agreement") with all of the defendants in this pending litigation. Under the Agreement, the litigation was terminated and the various claims and counterclaims were dismissed with prejudice, and the Company acquired all of the outstanding rights to its "Micro Machines" brand. Acquisition of these rights by the Company has eliminated all future royalty payments by it to the defendants in connection with the Micro Machines brand, effective after March 31, 1997.

In October 1995, the Company filed a breach of contract action in the United States District Court for the Northern District of California. The suit named Abrams Gentile Entertainment Inc. and Up, Up and Away as defendants, and alleged damages for the licensing, marketing and sale of products that are in violation of the Company's rights as licensee under its Sky Dancers and Dragon Flyz license agreements with Abrams Gentile Entertainment, Inc. The defendants filed a number of counterclaims, including breach of contract, interference with contractual relationships, misappropriation of copyright, unfair competition and trade libel. The Company has settled all of the open matters in this litigation, and the various claims and counterclaims have been dismissed with prejudice. The settlement will not result in additional liabilities to the Company, and the Company's rights under the license agreements have been preserved.

Manufacturer Litigation

In January 1991, the Company, through its wholly owned subsidiary, Galco, filed a lawsuit in Hong Kong against Kader Industrial Co., Ltd. ("Kader") alleging damages suffered by both Galco and the Company as a result of Kader's defective manufacturing of two lead doll items for the Company's Bouncin' Babies toy line in 1990. Kader filed counterclaims alleging breach of 17 individual contracts. In August 1996, the trial court rendered a decision in favor of Kader on the general issue of liability in this matter, including an award of damages based on Kader's counterclaims which was approximately $250,000, plus prejudgment interest. In addition, the court awarded certain litigation costs to Kader, the amount of which will be determined in future proceedings and could substantially exceed the amount of the damages awarded. However, in the opinion of management of the Company, such amount is not likely to have a material adverse effect on the business, financial condition and results of operations of the Company.


Item 6.  Exhibits and Reports on Form 8-K

            (a) Exhibits - Exhibit 10.1 - Settlement and Release Agreement
                           dated June 2, 1997
                           Exhibit 27 - Financial Data Schedule
            (b)   Reports on Form 8-K - None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         GALOOB TOYS, INC.
                                         (Registrant)



Date:          August 6, 1997            By: /s/ Roger J. Kowalsky
                                             --------------------------
                                             Roger J. Kowalsky
                                             Executive Vice President, Finance
                                             and Chief Financial Officer

                                EXHIBIT INDEX


Exhibit No.                Description

   10.1                    Settlement and Release Agreement dated
                           June 2, 1997


   27                      Financial Data Schedule