Form 10-Q
period 1997-09-30
GALOOB TOYS INC
filed 1997-11-14
CIK 751968

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended       September 30, 1997
                                  ------------------------

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from       to

                          Commission file number 1-9599

                                GALOOB TOYS, INC
             ------------------------------------------------------
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
                                                    --------------


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No  [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                           Yes  [ ]          No  [ ]


APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common stock, par value $.01, 18,100,864 as of September 30, 1997.

                       GALOOB TOYS, INC. AND SUBSIDIARIES

                                      INDEX


PART I  -  FINANCIAL INFORMATION                                       PAGE
--------------------------------                                       ----

    Item 1

      - Condensed Consolidated Balance Sheets                             1

      - Condensed Consolidated Statements of Operations                   2

      - Condensed Consolidated Statements of Cash Flows                   3

      - Notes to Condensed Consolidated Financial Statements            4-6

    Item 2

      - Management's Discussion and Analysis of
        Financial Condition and Results of Operations                  7-11


PART II  -  OTHER INFORMATION
-----------------------------

    Item 1

      - Legal Proceedings                                                12


    Item 6

      - Exhibits and Reports on Form 8-K                                 12


SIGNATURE                                                                13
---------

                       GALOOB TOYS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (in thousands, except shares)

                                                                (Unaudited)         (Unaudited)           (Audited)
                                                               September 30        September 30         December 31

                                                                       1997                1996                1996
                                                               ------------         -----------       -------------
ASSETS
Current Assets
       Cash and cash equivalents                                    $21,766              $2,244             $27,920
       Accounts receivable, net                                      75,161              99,018             102,322
       Inventories                                                   23,402              23,219              19,974
       Tooling and related costs                                     13,423              15,247              15,436
       Prepaid expenses and other assets                              8,057               9,069              12,361
       Deferred income taxes                                         10,009                 ---               2,404
                                                                 ----------          ----------           ---------
                Total Current Assets                                151,818             148,797             180,417
Land, building and equipment, net                                    10,550               9,746              10,013
Indebtedness from related party                                         950                 950                 950
Other assets                                                         12,001               5,462               5,525
Deferred income taxes                                                 8,316                  --                 ---
                                                                 ----------          ----------           ---------
                Total Assets                                       $183,635            $164,955            $196,905
                                                                 ==========          ==========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
       Notes payable                                         $          ---             $44,043       $         ---
       Accounts payable                                              24,056              25,137              19,655
       Accrued expenses                                              30,329              17,159              24,680
       Income taxes payable                                             449               1,742               1,671
       Current portion of long-term debt                                ---               4,266                  17
                                                                 ----------          ----------           ---------
                Total Current Liabilities                            54,834              92,347              46,023
Other liabilities                                                     4,285                 ---                  20
Deferred income taxes                                                   ---                 ---               1,071
                                                                 ----------          ----------           ---------
                Total Liabilities                                    59,119              92,347              47,114
                                                                 ----------          ----------           ---------

SHAREHOLDERS' EQUITY
       Common stock, par value $.01 per share
           authorized 50,000,000 shares
           Issued and outstanding 18,100,864 shares,
           15,149,651 shares, and 17,919,864 shares                     181                 152                 179
       Additional paid-in capital                                   171,707             106,030             170,291
       Retained earnings (deficit)                                  (46,808)            (33,127)            (20,232)
       Cumulative translation adjustment                               (564)               (447)               (447)
                                                                 ----------          ----------           ---------
                Total Shareholders' Equity                          124,516              72,608             149,791
                                                                 ----------          ----------           ---------
                Total Liabilities and Shareholders' Equity         $183,635            $164,955            $196,905
                                                                 ==========          ==========           =========


              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                       GALOOB TOYS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)


                                                     Three Months Ended                Nine Months Ended
                                                        September 30                     September 30
                                                        ------------                     ------------

                                                      1997              1996           1997           1996
                                                      ----              ----           ----           ----
Net revenues                                       $83,248           $88,547       $176,202       $175,270
Costs of products sold                              56,734            45,590        108,460         93,871
                                                    ------            ------        -------         ------
Gross margin                                        26,514            42,957         67,742         81,399

Operating expenses:
   Advertising and promotion                        17,437            11,066         32,319         23,477
   Other selling and administrative                  9,493            10,164         24,432         22,916
   Royalties, research and development              14,437            10,097         28,913         25,599
                                                    ------            ------         ------         ------

   Total operating expenses                         41,367            31,327         85,664         71,992
                                                    ------            ------         ------         ------

Earnings (loss) from operations                    (14,853)           11,630        (17,922)         9,407

Micro Machines license rights and
   litigation settlement                                --                --        (22,949)            --
Interest expense                                      (134)           (1,069)          (252)        (2,665)
Other income (expense), net                         (3,269)               94         (2,445)           185
                                                    -------          -------         -------       -------

Earnings (loss) before income taxes                (18,256)           10,655        (43,568)         6,927

Provision for income taxes                          (7,121)            1,386        (16,992)         1,386
                                                    -------           ------        --------        ------

Net earnings (loss)                                (11,135)            9,269        (26,576)         5,541

Preferred stock dividends                               --                --             --             21

Charge related to the exchange of
   preferred stock for common                           --                --             --         24,279
                                                    ------            ------        -------         ------

Net earnings (loss) applicable
   to common shares                               ($11,135)           $9,269       ($26,576)      ($18,759)
                                                  =========           ======       =========      =========

Average common shares outstanding                   18,073            16,387         18,019         13,565

Net earnings (loss) per common share                ($0.62)            $0.57         ($1.47)        ($1.38)


              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                       GALOOB TOYS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands, except shares)
                                   (Unaudited)

                                                                            Nine Months Ended September 30
                                                                            ------------------------------
                                                                                1997                1996
                                                                                ----                ----
CASH FLOW FROM OPERATING ACTIVITIES:
   Net earnings (loss)                                                      $(26,576)               $5,541
Adjustments to reconcile net earnings
      (loss) to net cash provided by (used in)
      operating activities:
     Depreciation and amortization                                               654                   540

     Changes in assets and liabilities:
       Accounts receivable                                                    27,161               (30,616)
       Inventories                                                            (3,428)               (5,728)
       Tooling and related costs                                               2,013                (6,936)
       Prepaid expenses and other assets                                      (2,172)               (1,244)
       Deferred income taxes                                                 (16,992)                  ---
       Accounts payable                                                        4,401                 7,996
       Accrued expenses and other liabilities                                  9,914                 2,939
       Income taxes payable                                                   (1,222)                1,011
                                                                              -------              --------
     Net cash (used in) provided by operating
        activities                                                            (6,247)              (26,497)
                                                                              -------              --------

CASH FLOW FROM INVESTING ACTIVITIES:
   Investment in land, building and
      equipment, net                                                          (1,191)               (1,505)
                                                                              -------               -------
     Net cash (used in) provided by investing activities                      (1,191)               (1,505)
                                                                              -------               -------

CASH FLOW FROM FINANCING ACTIVITIES:
   Net borrowings under notes payable                                            ---                28,972
   Repayments under long-term debt agreements                                    (17)                 (156)
   Proceeds from issuance of common stock                                      1,418                 1,144
   Redemption of preferred stock                                                 ---                  (462)
   Costs associated with the conversion
      of debentures and the preferred shares exchange                            ---                (1,282)
   Other, net                                                                   (117)                   ---
                                                                              -------               -------
   Net cash (used in) provided by financing activities                         1,284                28,216
                                                                              -------               -------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                            (6,154)                  214

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                         27,920                 2,030
                                                                              -------               -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $21,766                $2,244
                                                                             =======                ======


SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:

During the nine months ended September 30, 1996, $14 million of the Company's 8% convertible subordinated debentures were converted into 1,511,872 shares of its common stock. Deferred loan costs and accrued interest amounting to approximately $0.5 million, net, were charged against additional paid-in capital. See Note F.

During the nine months ended September 30, 1996, 1,822,899 depositary shares of the Company's preferred stock were exchanged for 3,359,432 shares of its common stock. See Note G.


              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                       GALOOB TOYS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (Unaudited)


NOTE A -  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------

The condensed consolidated balance sheets as of September 30, 1997 and 1996 and the condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 1997 and 1996 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1997 and 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1997 and 1996 have been made.

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

The results of operations for the three- and nine-month periods ended September 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year.


NOTE B - LEGAL
--------------

The current status of litigation is described in Part II, Item 1, herein.


NOTE C - LOAN AGREEMENT
-----------------------

In 1995, the Company entered into an amended and restated loan and security agreement (the "Loan Agreement") with Congress Financial Corporation (Central) (the "Lender"). The Loan Agreement provided an original line of credit of $40 million which has been increased to $50 million, with a provision to increase the line to $60 million at the option of the Company. Borrowing availability is determined by a formula based on both accounts receivable and inventories. The interest rate was generally prime rate plus 1% until March 31, 1997. In consideration for entering into the Loan Agreement, the Company paid a $100,000 fee; additional fees of $100,000 were paid as the Company exercised its option to increase the line. The Company has also agreed to pay an unused line fee of 0.25% and certain management fees. The Loan Agreement has been amended to extend until December 31, 1997. The interest rate was prime plus 2% for the period April 1, 1997 through September 30, 1997 and will be prime plus 1% for the period October 1, 1997 through December 31, 1997. A fee of $25,000 was paid for these extensions. On October 10, 1997, the Company signed a letter agreement with the Lender increasing the credit limit to $75 million, extending the Loan Agreement until December 31, 2000 with the interest rate equal to prime. The letter agreement is subject to certain conditions and final documentation.

NOTE D - INVENTORIES
--------------------
(in thousands)                                     September 30                  December 31
                                                   ------------                  -----------
                                               1997               1996                1996
                                               ----               ----                ----
Finished goods                              $23,089            $23,165             $19,667
Raw materials and parts                         313                 54                 307
                                         ----------          ---------          ----------
                                            $23,402            $23,219             $19,974
                                         ==========          =========          ==========


NOTE E - RESEARCH AND DEVELOPMENT
---------------------------------

Research and development expenses amounted to $2.1 million and $2.3 million for the three months ended September 30, 1997 and 1996, respectively, and $7.8 million and $7.4 million for the nine months ended September 30, 1997 and 1996, respectively.


NOTE F - LONG-TERM DEBT
-----------------------

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


NOTE G - SHAREHOLDERS' EQUITY
-----------------------------

In February 1996, the Company offered to exchange 1.85 shares of its common stock for each Depositary Exchangeable Preferred Share (the "Depositary Shares") outstanding. Each Depositary Share represents 1/10th of a share of $17.00 Convertible Exchangeable Preferred Stock. This inducement offer was accepted by the owners of 98% of the Depositary Shares resulting in the issuance of 3,336,433 shares of common stock on March 29, 1996. Generally accepted accounting principles require a non-cash charge to reduce Net Earnings Applicable to Common Shares in the calculation of Earnings Per Share for the fair value of the securities issued in excess of the existing conversion rate of approximately 1.185 common shares per Depositary Share. This non-cash charge amounted to $24,279,000 or $1.76 per common share in the nine months ended September 30, 1996. Excluding this charge, net earnings for the nine months ended September 30, 1996 would have been $0.38 per common share as compared to $1.38 net loss per common share.

The balance of the Depositary Shares were converted at the specified 1.185 exchange rate or redeemed by the Company in June 1996.


NOTE H - MICRO MACHINES LICENSE RIGHTS AND LITIGATION SETTLEMENT
----------------------------------------------------------------

During June 1997, the Company finalized an agreement under which it acquired all outstanding rights to its line of miniature vehicles, playsets and accessories marketed under the Micro Machines(R) brand. The agreement also ended litigation between the Company and Clemens V. Hedeen, Patti Jo Hedeen, and various affiliated entities (the "Licensor") over past royalties claimed by the Licensor and the extent of the Licensor's rights in Micro Machines. Under the agreement, the Company paid the Licensor an initial payment of $22,500,000. Additional amounts with a present value of $4,911,000, as of the agreement date, are due periodically through June 1, 2012. The agreement eliminates all future royalty payments to the Licensor, effective after March 31, 1997.

The Company accounted for this agreement by taking a pre-tax charge of $22,949,000 in the quarter ended June 30, 1997. The present value of the remaining balance amounting to $4,462,000 was classified as other assets and is being amortized.

NOTE I - RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

The FASB issued three new standards, SFAS No. 128, Earnings per Share, SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 128 simplifies the standards for computing earnings per share ("EPS") previously found in APB Opinion No. 15 "Earnings per Share". This new standard replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the three and nine months ended September 30, 1997, SFAS 128 would have had no impact on the reported EPS as primary and basic are equal since the potentially dilutive securities were anti-dilutive. SFAS No. 130 establishes standards for reporting comprehensive income and its components in a financial statement and display of the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital. The Company does not expect the implementation of SFAS No. 130 to have a significant impact on the financial statements. SFAS No. 131 establishes standards for the reporting of selected information about operating segments in annual financial statements and interim financial reports issued to shareholders and the related disclosures about products and services, geographic areas and major customers. The Company has not determined the impact of SFAS No. 131 on the financial statements. The Company will be required to adopt the SFAS 128 for the year ending December 31, 1997, and SFAS 130 and SFAS 131 for the year ending December 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         ---------------------------------------------------------------

Overview
--------

On October 14, 1997, the Company entered into an exclusive, worldwide license with Lucas Licensing Ltd. to make small-scale figures, vehicles, playsets and accessories for the next three Star Wars movies. In addition, the Company's current rights to market toys based on the original Star Wars trilogy was included in the new license. In a separate agreement, the Company also acquired long-term preferential negotiating rights from Lucasfilm Ltd. for the same categories of toys based on new Lucasfilm movies.

In consideration of these agreements, the Company has granted the Lucas companies warrants for slightly less than 20% of the Company's issued and outstanding common stock, equal to approximately 3.6 million shares as of the closing date, at an exercise price of $15.00 per share. The new Star Wars agreement also calls for advance payments against future royalties of $140 million payable as the three new films are released.

In connection with the acquisition of the Star Wars license, the Company has restructured its product portfolio and changed its product selection strategy. These adjustments are intended to maximize the future value of the rights acquired to market small-scale toys for the next three Star Wars films and the classic Star Wars Trilogy. Therefore, for the three months ended September 30, 1997, the Company incurred special charges amounting to $17.6 million after tax. These special charges principally relate to the costs of discontinuing all of the Company's male action lines introduced in 1996 and 1997, and all future male action properties under development. These charges also include provisions for unrecovered costs associated with the Company's Sky Dancers(R) line, miscellaneous expenses, and expenses incurred for arranging financing the Company ultimately did not need to use in connection with the acquisition of the Star Wars license.

Results of Operations
---------------------

The following table sets forth for the periods indicated the percentage relationships between revenues and certain expense and earnings items:

                                                                          Percentage of Net Revenues

                                                                Three Months Ended             Nine Months Ended
                                                                 September 30                    September 30
                                                                 ------------                    ------------
                                                               1997           1996            1997         1996
                                                               ----           ----            ----         ----
Net revenues                                                   100.0%        100.0%            100%         100%
Costs of products sold                                          68.1          51.5             61.6         53.6
                                                                ----          ----             ----         ----
Gross margin                                                    31.9          48.5             38.4         46.4
Advertising and promotion                                       21.0          12.5             18.3         13.4
Other selling and administrative                                11.4          11.5             13.9         13.0
Royalties, research and development                             17.3          11.4             16.4         14.6
                                                                ----          ----             ----         ----
Earnings (loss) from operations                                (17.8)         13.1            (10.2)         5.4
Micro Machines license rights and litigation settlement           ---          ---            (13.0)         ---
Interest expense                                                (0.2)         (1.2)            (0.1)        (1.5)
Other income (expense), net                                     (3.9)          0.1             (1.4)         0.1
Provision for income taxes                                       8.5          (1.6)             9.6         (0.8)
                                                               -----          -----             ---         -----
Net earnings (loss)                                            (13.4)%        10.4%           (15.1)%        3.2%
                                                               =======        =====           =======        ====


Net earnings (loss) have been affected by certain unusual non-recurring items. A comparison of the net earnings (loss) per common share and the net earnings
(loss) per common share adjusted to exclude unusual items is set forth below:

                                                                 Three Months Ended          Nine Months Ended
                                                                     September 30               September 30
                                                                     ------------               ------------
                                                                   1997         1996          1997        1996
                                                                   ----         ----          ----        ----
Net earnings (loss) per common share
   on a primary basis, as reported                                $ (0.62)    $ 0.57        $(1.47)     $(1.38)
Net earnings (loss) per common share on a
   primary basis, adjusted to exclude the unusual items           $ (0.62)    $ 0.57        $(0.70)     $ 0.38


The unusual items excluded are as follows: Acquisition of Micro Machines license rights and litigation settlement of $14.0 million (after tax) in the nine months ended September 30, 1997 and a one-time charge related to the exchange of preferred stock for common stock of $24.3 million in the nine months ended September 30, 1996.

1997 Compared to 1996
---------------------

Net sales decreased 6% to $83.2 million in the third quarter of 1997 as compared to $88.5 million in the third quarter of 1996. Domestic sales increased 6%, to $57.7 million while international sales decreased 25% to $25.5 million, due to a generally weak European retail environment.

The Company's worldwide sales of boys' toys decreased 17% in the third quarter of 1997 as compared to the third quarter of 1996. This decrease was attributable to reduced sales of the Company's Dragon Flyz(TM) and Jonny Quest(TM) lines of toys which accounted for 37% of worldwide boys' toys sales in the third quarter of 1996. This decrease was partially offset by an increase in the worldwide sales of Micro Machines (including Star Wars(TM) Action Fleet(R)), which increased by 16% in the third quarter of 1997 as compared to the third quarter of 1996. United States retail sales success of Micro Machines continued, reaching its nineteenth consecutive quarter of growth.

The Company's worldwide sales of girls' toys increased by 27% in the third quarter of 1997 as compared to the third quarter of 1996. This increase was attributable to the introduction of the Company's Anastasia(TM) line and growth in the Company's Pound Puppies(R) line, offset by a decrease in worldwide sales of the Company's Sky Dancers line.

Net sales increased 1% to $176.2 million in the nine months ended September 30, 1997 as compared to $175.3 million in the nine months ended September 30, 1996. Domestic sales increased 12%, rising to $124.5 million. International sales decreased 20%, to $51.7 million. This decrease was due to the same factors noted for the third quarter.

As discussed above, the Company has discontinued several product lines. These discontinued lines include Dragon Flyz, Jonny Quest and Men in Black(TM), its male action lines introduced in 1996 and 1997. In addition, the Company has discontinued Sky Dancers from the Company's girls' toys line.

Gross margins decreased $16.5 million to $26.5 million in the third quarter of 1997 from $43.0 million in the third quarter of 1996. The lower sales volume decreased gross margin by $2.6 million and a decrease in the gross margin rate accounted for $13.9 million. The gross margin rate decreased to 31.9% in the third quarter of 1997 as compared to 48.5% in the third quarter of 1996. The change in the gross margin rate was primarily attributable to provisions for unrecovered costs associated with the Company's discontinued lines including tooling, packaging development, inventory valuation allowances and price concessions offset by a favorable mix of sales between domestic and international markets. The Company's gross margin rate on domestic sales is significantly greater than foreign sales because the Company's prices on foreign sales are lower than on domestic sales as the foreign customer is responsible for the cost of importing and promoting the products.

Gross margins decreased $13.7 million to $67.7 million in the nine months ended September 30, 1997 from $81.4 million in the nine months ended September 30, 1996. The gross margin rate decreased to 38.4% in the nine months ended September 30, 1997 as compared to 46.4% in the nine months ended September 30, 1996. This decrease was primarily attributable to the same factors as noted for the third quarter.

Advertising and promotion expenses were $17.4 million, or 21.0% of net revenues in the third quarter of 1997, as compared to $11.1 million, or 12.5% of net revenues in the third quarter of 1996. For the nine months ended September 30, 1997, these expenses were $32.3 million, or 18.3% of net revenues as compared to $23.5 million, or 13.4% in the nine months ended September 30, 1996. The increase in the advertising and promotion expenses in both periods reflected higher television advertising expense, trade show and product promotion expenses and sample costs which included the impact of the Company's discontinued lines.

Other selling and administrative expenses were $9.5 million in the third quarter of 1997 as compared to $10.2 million in the third quarter of 1996. This decrease was primarily attributable to lower personnel and legal costs partially offset by provisions for expenses associated with the Company's future discontinued lines. For the nine months ended September 30, 1997, these expenses were $24.4 million as compared to $22.9 million in the nine months ended September 30, 1996. Other selling and administrative expenses in the nine months ended September 30, 1996 include a recovery received by the Company in settlement of a claim for damages partially offset by unusual legal expenses related to this claim and a lawsuit. Exclusive of this net recovery in the nine months ended September 30, 1996, other selling and administrative expenses remained relatively unchanged in the nine month comparable periods.

Royalties, research and development expenses were $14.4 million in the third quarter of 1997 as compared to $10.1 million in the third quarter of 1996. For the nine months ended September 30, 1997, these expenses were $28.9 million as compared to $25.6 million in the nine months ended September 30, 1996. The increase in royalties, research and development for the three- and nine-month periods was primarily related to the write-off of royalty advances and commitments associated with discontinued products.

During the nine months ended September 30, 1997, the Company acquired all outstanding rights to its line of miniature vehicles, playsets and accessories marketed under the Micro Machines brand and settled related litigation. In 1986, the Licensor (as previously defined) licensed a concept to the Company that contributed to the origination of Micro Machines. The Company had paid royalties to the Licensor on the majority of Micro Machines sales. The agreement eliminates all future royalty payments to the Licensor, effective after March 31, 1997. The agreement also ends litigation between the Company and the Licensor over past royalties claimed by the Licensor and the extent of the Licensor's rights in Micro Machines. The Company recorded a pre-tax charge to earnings of $22.9 million in the nine months ended September 30, 1997, relating to this transaction. Additionally, the Company capitalized $4.5 million which is being amortized.

Interest expense was $0.1 million in the third quarter of 1997, as compared to $1.1 million in the second quarter of 1996. For the nine months ended September 30, 1997, this expense was $0.3 million as compared to $2.7 million in the nine months ended September 30, 1996. The decrease in interest expense was due to the paydown of the Company's borrowings under its loan agreement with Congress Financial Corporation in the fourth quarter of 1996 and the conversion of the $14 million convertible debentures to common stock in the first quarter of 1996. Other expense was $3.3 million in the third quarter of 1997 as compared to other income of $0.1 million in the third quarter of 1996. For the nine months ended September 30, 1997, other expense was $2.4 million as compared to other income of $0.2 million in the nine months ended September 30, 1996. Other expenses in the three- and nine-month periods ended September 30, 1997 include expenses incurred for arranging financing the Company ultimately did not use in connection with the acquisition of the Star Wars license.

The income tax benefit in the third quarter and nine months ended September 30, 1997 reflects the quarterly application of the estimated annual rate based on projected full year earnings. The income tax provision for the three- and nine-month periods ended September 30, 1996 reflects the quarterly application of the estimated annual rate based on projected full-year earnings and includes the effect of the utilization of net operating loss carryforwards and federal tax credits.

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

Disclosure Regarding Forward-Looking Statements
-----------------------------------------------

All statements other than statements of historical fact included in this Form 10-Q Report, including, without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements ("Cautionary Statements") include: the demand for the Company's products (including those products developed under the new Star Wars license); the Company's dependence on timely development, introduction and customer acceptance of new products (including those products developed under the new Star Wars license); possible weakness of the Company's markets; the impact of competition on revenues, margins and pricing; the effect of currency fluctuations; other risks and uncertainties as may be disclosed from time to time in the Company's public announcements; the gross national product in the United States and other countries, which also influences demand for the Company's products; customer inventory levels; the cost and availability of raw materials; and changes in trade conditions regarding China. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of one or both of them are expressly qualified in their entirety by such Cautionary Statements.


Liquidity, Financial Resources and Capital Expenditures
-------------------------------------------------------

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

In 1995, the Company entered into an amended and restated loan and security agreement (the "Loan Agreement") with Congress Financial Corporation (Central) (the "Lender"). The Loan Agreement provided an original line of credit of $40 million which has been increased to $50 million, with a provision to increase the line to $60 million at the option of the Company. Borrowing availability is determined by a formula based on both accounts receivable and inventories. The interest rate was generally prime rate plus 1% until March 31, 1997. In consideration for entering into the Loan Agreement, the Company paid a $100,000 fee; additional fees of $100,000 were paid as the Company exercised its option to increase the line. The Company has also agreed to pay an unused line fee of 0.25% and certain management fees. The Loan Agreement has been amended to extend until December 31, 1997. The interest rate was prime plus 2% for the period April 1, 1997 through September 30, 1997 and will be prime plus 1% for the period October 1, 1997 through December 31, 1997. A fee of $25,000 was paid for these extensions. On October 10, 1997, the Company signed a letter agreement with the Lender increasing the credit limit to $75 million, extending the Loan Agreement until December 31, 2000 with the interest rate equal to prime. The letter agreement is subject to certain conditions and final documentation.

During the nine months ended September 30, 1997, the Company used $6.2 million of cash in its operating activities. The net cash used by operating activities resulted primarily from the net loss which included the acquisition of the Micro Machines rights and litigation settlement. Also contributing to the use of cash were increases in inventories and deferred taxes, offset by a decrease in accounts receivable and increases in accounts payable and accrued expenses.

Working capital was $97.0 million at September 30, 1997 compared to $134.4 million at December 31, 1996 and $56.5 million at September 30, 1996. The ratio of current assets to current liabilities was 2.8 to 1.0 at September 30, 1997 compared to 3.9 to 1.0 at December 31, 1996 and 1.6 to 1.0 at September 30, 1996.

The Company had no material commitments for capital expenditures at September 30, 1997.

On October 14, 1997, the Company entered into an exclusive, worldwide license with Lucas Licensing Ltd. to make small-scale figures, vehicles, playsets and accessories for the next three Star Wars movies as well as the Company's current rights to market toys based on the original Star Wars trilogy. This licensing agreement calls for advance payment against future royalties of $140 million payable as the three new films are released. The first payment is anticipated to be due in the Spring of 1999.

The Company believes that its cash flow from operations, cash on hand and borrowings under the extended credit arrangement will be sufficient to meet its working capital and capital expenditure requirements and provide the Company with adequate liquidity to meet its anticipated operating needs for the foreseeable future.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

Licensing Litigation
--------------------

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

Manufacturer Litigation
-----------------------

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

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     (a) Exhibits

          4.1       Warrant, dated as of October 14, 1997, between Lucasfilm
                    Ltd. and Galoob Toys, Inc.
          4.2       Warrant, dated as of October 14, 1997, between Lucas
                    Licensing Ltd. and Galoob Toys, Inc.
          4.3       Agreement of Strategic Relationship, dated as of October 14,
                    1997, between Lucasfilm Ltd., a California corporation, and
                    Galoob Toys, Inc.
          10        Toy License Agreement, dated as of October 14, 1997, between
                    Lucas Licensing Ltd. and Galoob Toys, Inc.
          27        Financial Data Schedule

     (b) Reports on Form 8-K
         The Company filed a current report on Form 8K dated October 14, 1997, which sets forth information under Item 5, Other Events and Exhibits.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       GALOOB TOYS, INC.
                                       (Registrant)

Date:   November 13, 1997               By: /s/ Roger J. Kowalsky
                                            ----------------------------------
                                            Roger J. Kowalsky
                                            Executive Vice President, Finance
                                            and Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------

Exhibit   Description

  4.1 Warrant, dated as of October 14, 1997, between Lucasfilm Ltd. and Galoob Toys, Inc.

  4.2 Warrant, dated as of October 14, 1997, between Lucas Licensing Ltd. and Galoob Toys, Inc.

  4.3 Agreement of Strategic Relationship, dated as of October 14, 1997, between Lucasfilm Ltd., a California corporation, and Galoob Toys, Inc.

  10 Toy License Agreement, dated as of October 14, 1997, between Lucas Licensing Ltd. and Galoob Toys, Inc.

  27      Financial Data Schedule