Form 10-K
period 1997-12-31
GALOOB TOYS INC
filed 1998-04-01
CIK 751968

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-K

         (Mark One)
         [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended  December 31, 1997

                                       OR

         [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________

                          Commission file number 1-9599
                                                 ------

                             GALOOB TOYS, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                        94-1716574
  -------------------------------                          ----------------
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                        Identification Number)

500 Forbes Boulevard So. San Francisco, CA                      94080
- ------------------------------------------                 ----------------
(Address of principal executive offices)                     (Zip Code)

        Registrant's telephone number, including area code: (650)952-1678

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of the voting stock held by persons who are not officers or directors (or their affiliates) of the registrant, as of March 02, 1998, was approximately $159,000,000.

The number of shares outstanding of each of the registrant's classes of common stock, as of March 02, 1998, was as follows:

                  Class                                    Number of Shares
                  -----                                    ----------------
Common Stock, Par Value $.01 Per Share                        18,109,864

                       DOCUMENTS INCORPORATED BY REFERENCE

The following document has been incorporated by reference:
The registrant's Proxy Statement (the "Proxy Statement") to be used in connection with its 1998 Annual Meeting of Shareholders has been incorporated into Part III.


























                                     PART I
Item 1   Business

General

Founded in 1957, Galoob Toys, Inc. and subsidiaries ("the Company"), is an international toy company that designs, develops, markets and sells a variety of high-quality toy products in an expanding number of product categories. The Company's current product categories include: (i) miniature vehicles, led by the highly successful Micro Machines (R) line, introduced in 1987, which is the most comprehensive line of miniature scale toys for boys in the world, embracing traditional vehicle, military and male action play patterns; (ii) entertainment-based toys, led by Star Wars (TM), the leading boys' toy in 1997, and Anastasia (TM), the first toy line from the Company's long-term license agreement with Twentieth Century Fox ("Fox"); (iii) newly introduced authentic military vehicles, figures and playsets led by Battle Squads (TM); (iv) mini-dolls, comprised of the number one mini-doll brand in 1997, Pound Puppies (R), and the Company's newly introduced product line, Backpack Club (TM); and (v) celebrity-based fashion dolls, with the Company's first product offering based on the Spice Girls, a globally popular five-woman British pop group.

In October, 1997, the Company entered into an exclusive, worldwide license with Lucas Licensing Ltd. ("Lucas") to market small-scale figures, vehicles, playsets and accessories for the next three Star Wars movies, as well as maintaining the rights to market such small-scale toys based on the original Star Wars Trilogy.

The Company's products are sold in more than 50 countries worldwide. These products are principally sold direct to retailers in the United States and to toy distributors who, in turn, sell to retailers outside the United States.

The Company believes it is well positioned for future growth. The key elements of the Company's growth strategy are: (i) expand the Company's core brand, Micro Machines; (ii) maximize the value of the Company's major male action entertainment offering, Star Wars; (iii) increase sales of toys based on the Company's exclusive worldwide, long-term, first rights agreement with Fox; (iv) continue to enter new product categories; and (v) expand profit margins on rising sales.

Industry Overview

According to the Toy Manufacturers of America, Inc. ("TMA"), an industry trade group, total domestic shipments of toys, excluding video games and accessories, were approximately $15.2 billion in 1997. According to the TMA, the United States is the world's largest toy market, followed by Japan and Western
Europe. The Company estimates that the two largest U.S. toy companies, Mattel, Inc. ("Mattel") and Hasbro, Inc. ("Hasbro") collectively hold a significant share of the domestic non-video toy market. In addition, hundreds of smaller companies compete in the design and development of new toys, the procurement of licenses, the improvement and expansion of previously introduced products and product lines, and the marketing and distribution of toy products.

A substantial majority of the toys sold in the U.S. are manufactured, either in whole or in part, overseas where labor rates are comparatively low. The largest foreign producer markets are China and, to a lesser extent, other countries in the Far East.


Toy manufacturers sell their products either directly to retailers, or to wholesalers who carry the product lines of many manufacturers. In the United States, retail toy sales have become increasingly concentrated through a small number of large chains, such as Toys "R" Us, Inc. ("Toys "R" Us"), Wal-Mart Stores, Inc.("Wal-Mart"), Kmart Corporation, Target Stores, Inc., and
Kay-Bee Toys, Inc. These large chains generally feature a large selection of toys, some at discount prices, and seek to maintain lean inventories to reduce their own inventory risk. According to the TMA, the top five
U.S. toy retailers collectively hold more than half of the domestic retail market for toy sales, and their collective market share has grown in recent years.

Products

The Company's 1998 main product offerings consist of the following:

Boys' Products

o   MICRO MACHINES (R) AND STAR WARS (TM)

Micro Machines is a broad array of miniature vehicles, figures, playsets and accessories marketed in a variety of basic civilian, military, space, exploration, action and other themes. Since 1987, Micro Machines has generated over $1 billion in worldwide sales for the Company. For 1998, additions to the military, basic, exploration and licensed segments have created a line of more than 40 playsets, 325 vehicles and 85 collections. The popular military segment has been enhanced for 1998 by the introduction of the Company's innovative Transforming Action Sets, featuring a Navy SEAL and a jet fighter pilot that open to reveal miniature action-scene playsets. Combat Carrier (TM) is a giant military van with rolling wheels that opens into a complete battlefield with firing missiles and a Micro Machines M60 tank. Other product additions include three Transforming Action Sets in the basic line fashioned after a motorcycle policeman, a race car driver and a construction foreman; a new Earth Exploration segment featuring excavation-themed playsets and vehicles; and new dinosaur and vehicle collections and playsets based on the National Geographic Society (TM) license.

The Company's current rights to market toys based on the original Star Wars trilogy have been included in a new, exclusive, worldwide license with Lucas Licensing Ltd. to make small-scale figures, vehicles, playsets, and accessories for the next three Star Wars movies. This continues the relationship that began in 1992 with the introduction of Star Wars Micro Machines and broadened in 1996 with the addition of the larger-scale Star Wars Action Fleet (R), also marketed under the Micro Machines brand. The Action Fleet segment features six-inch-long vehicles and one-and-one-half-inch-tall poseable figures, which are compatible with separate Action Fleet playsets. For 1998, new toys enhance the Company's collection of popular Star Wars products. A total of 41 vehicle and figure packs and 23 playsets are available in the traditional Micro Machines scale. Four new Transforming Action Sets have been added to the Micro Machines assortment, including Jabba the Hutt, Yoda and, for the first time, transforming vehicles, featuring the Star Destroyer and Slave I. Each Transforming Action Set is a collectible model of a Star Wars character or vehicle that opens to reveal an action scene utilizing miniature Star Wars figures and vehicles. Within the larger-scale Action Fleet segment are 18 themed Battle packs and with the addition of 7 new vehicles, a total of 29 vehicle/creature sets with figures, including the highly requested and much anticipated Millennium Falcon.


o    BATTLE SQUADS (TM)

Based on the popularity of its Micro Machines military segment, the Company has launched a new line of larger scale authentic military vehicles, figures and playsets. The Battle Squads line presents realistically detailed military vehicles, combat packs and combat platoons from World War II to the present day. Vehicles from five-and-one-half-inches long to eight-and-one-quarter-inches long are scaled to poseable figures one-and-one-eighth-inches tall. Ten detailed, real-world Combat Vehicles include a P-51 Mustang, F-4 Phantom and Armored Personnel Carrier and feature quick-release bombs, firing missiles, rotating gun turrets and spinning propellers. Combat Packs offer a Jeep, commando raft, Howitzer machine gun, and a Kubelwagen featuring pivoting guns and rolling wheels. Each vehicle comes with two poseable Battle Squads troops that fit inside the vehicles. The C-130 Warbird (TM) deluxe vehicle/playset features firing missiles, a working parachute to air-drop a vehicle, mechanized spinning propellers, retractable landing gear, and an opening cockpit and cargo hatch.

Girls' Products

o    POUND PUPPIES (R)

In 1996, the Company introduced an updated and miniaturized version of Pound Puppies, a product line marketed by another toy company in the 1980's. The line was expanded in 1997 to include new themes and concepts and, for the past year, has been the leading mini-doll line in the United States. To enhance the brand for 1998, additional Pound Puppies Purebreds and Pound Pur-r-ries Purebreds have been introduced, along with some all-new pound animals: Pound Ponies (TM), Pound Piggies (TM), Pound Bears (TM) and Pound Jungle (TM) wild animals. Adding to the segment of miniature plastic Pound Puppies and Pound Pur-r-ries play environments introduced in 1997 are two new Hideaway Playsets and a new Pet Carrier Playset. New Pound Puppies and Pound Pur-r-ries Wag-Alongs (TM) feature a mommy puppy or kitty that walks and wags her tail with the help of a battery-powered remote-control leash. She comes with a baby puppy or kitty that can be carried in the mother's mouth or on her back.

o    ANASTASIA (TM)

The Anastasia product line, introduced in 1997, resulted from the Company's exclusive worldwide toy license with Fox. Anastasia was Fox's animated family film for the 1997 holiday season. For 1998, the Company plans to expand its marketing of the Anastasia line, timed with Fox's worldwide distribution of the film and video.

o    BACKPACK CLUB (TM)

The Company continues to build its girls' toy business with the introduction of Backpack Club dolls and playsets. The five-inch-tall dolls wear backpacks that transform into themed play environments such as Camp-Out Fun and Beach Party. Also featured in the line are Funtastic Packs (TM), two-packs including one transforming doll-size backpack that opens into a game, and another backpack that holds a craft girls can create themselves. Larger Cool Adventure packs include backpacks a child can actually wear and open into adventure playsets. There is also the wearable Secret Clubhouse (TM) deluxe backpack that opens into a multi-level doll playhouse with elevator, fold-down bed, swing, sailboard, and canoe.



o    SPICE GIRLS (TM)

In late 1997, the Company introduced its Spice Girls fashion dolls, based on the five-woman British pop group. The eleven-and-one-half-inch-tall poseable dolls feature Posh, Baby, Scary, Sporty and Ginger Spice dressed in trendsetting fashions that reflect each band member's unique style. In 1998, to coincide with the band's worldwide Spiceworld Tour, five On Tour (TM) dolls will be introduced. Other fashion doll gift sets, playsets, and accessories are scheduled for release throughout 1998.

Galoob Direct

In 1996, the Company established Galoob Direct, Inc., a wholly owned subsidiary created to sell non-promoted toys to retailers on a direct-import basis from Hong Kong and China. For 1998, Galoob Direct offers a wide array of products complementing several of the Company's promoted brands, including Micro Machines, Battle Squads, Anastasia, Pound Puppies, and Spice Girls. These direct-import products, though not advertised on television, receive the benefit of the advertising and marketing support that Galoob Toys, Inc., as the parent company, puts behind its brands.

Licensing Strategy

Historically, substantially all of the Company's products have been produced under licenses from other parties. During 1997, the Company took two actions to reduce its reliance on licenses. First, the Company acquired all rights to its Micro Machines brand when it entered into a Settlement and Release Agreement. See Item 3-"Legal Procedures-Licensing Litigation." Acquisition of these rights by the Company eliminated all future royalty payments to the former licensors of Micro Machines. Second, the Company expanded its efforts to market products conceived and developed internally. The result of this internal development are two new lines, Battle Squads and Motor Mouths, a Micro Machines offering with a larger size and ability to talk, which is directed at a younger target audience.

The Company continues to produce and market many products under licenses from other parties. Some of these licenses confer rights to exploit original concepts or products developed by toy inventors and designers. This type of license typically extends for either a set number of years or the commercial life of the product.

Other licenses, referred to as entertainment licenses, permit the Company to design, develop, manufacture and market toys based on characters or properties which have their own popular identity, often through exposure in various media such as television programs, movies, cartoons and books. During 1997, the Company redirected its product strategy to reduce its reliance on unproven new entertainment licenses.

Lucas Agreements

On October 14, 1997, the Company entered into an exclusive, worldwide license with Lucas to market small-scale figures, vehicles, playsets and accessories for the next three Star Wars movies. In addition, the Company's current rights to market such small-scale toys based on the original Star Wars trilogy was included in the new license. In a separate agreement, the Company also acquired long-term preferential negotiating rights from Lucasfilm Ltd. for the same categories of toys based on other Lucasfilm movies.


In consideration for these agreements, the Company has granted to the two Lucas Companies warrants for slightly less than 20% of the Company's issued and outstanding common stock, equal to approximately 3.6 million shares, at an exercise price of $15.00 per share. The agreements contain certain antidilution provisions. In addition, the Company is required to issue additional warrants to the Lucas Companies if the Company grants stock options or other equity securities to employees or directors. The new Star Wars agreement also calls for minimum commitments, primarily in the form of advance payments against future royalties, of $148.1 million payable throughout the release schedule of the three new films.

Twentieth Century Fox Agreement

In 1995, the Company signed an agreement with Fox that gives the Company the exclusive worldwide first rights to license toys based on all new Fox theatrical and television properties for which Fox controls the intellectual and merchandise rights (excluding the Fox Children's Network) to the year 2004 (including renewal rights granted to the Company). The agreement assures the Company access to a continuous flow of quality entertainment properties from Twentieth-Century Fox Film Corporation, Fox Animation Studios, Twentieth-Century Fox Television, Fox Broadcasting Company, Fox Family Films, Fox 2000 Pictures, and Fox Searchlight Pictures. Pursuant to this agreement, the Company marketed toys based on the full-length animated feature film Anastasia, released in November 1997.

The Company pays royalties to its licensors based upon net sales of the licensed products. The Company also frequently guarantees payment of a minimum royalty. As of December 31, 1997, the combination of future advance payments against royalties and minimum future guaranteed payments aggregated approximately $155.1 million, including amounts related to the Company's exclusive, worldwide license with Lucas. Royalties expense totaled approximately $25,676,000, $27,458,000 and $16,326,000 for the years ended
December 31, 1997, 1996 and 1995, respectively. As a result of increased competition among toy companies for licenses, in certain instances the Company has paid, and may in the future be required to pay, higher royalties and higher minimum guaranteed payments in order to obtain attractive properties for the development of product lines.

Sales, Marketing and Distribution

Domestic

The Company markets and sells its products throughout the world, with sales to customers in the United States accounting for 68%, 69% and 63% of worldwide net sales in 1997, 1996 and 1995, respectively.

The Company sells its products in the United States directly to specialty toy retailers, discount and chain stores, catalog and mail order companies, department stores, variety stores and independent distributors that purchase the products directly from the Company and ship them to retail outlets. In 1997 and 1996, Toys "R" Us accounted for approximately 20% and 23% of the Company's consolidated net sales, respectively. Wal-Mart accounted for approximately 15% and 13% of consolidated net sales in 1997 and 1996, respectively.

The Company has a sales staff of seven people, supplemented by several manufacturers' representative organizations in the United States that act as independent contractors. The Company's sales staff and the manufacturers' representatives offer the Company's products through the use of samples and promotional materials at toy shows and by making regular customer sales calls. The Company presents its products directly to key retail accounts. The Company also directly introduces and markets to customers new products and extensions to previously marketed product lines by participating in the major trade shows in New York, Dallas, Hong Kong and Europe and through the maintenance of showrooms in New York City and Dallas. Manufacturers' representatives utilized by the Company receive commissions, which were approximately 0.9%, 1.0% and 0.8% of net sales in 1997, 1996 and 1995, respectively.

The Company utilizes warehouse facilities primarily in Ontario, California for storage of its products.

The Company does not sell its products on consignment. In certain instances, where retailers are unable to resell the quantity of products which they have purchased from the Company, the Company may, in accordance with industry practice, assist retailers in selling such excess inventory by offering credits and other price concessions.

International

The Company sells its products to approximately 60 independent toy distributors, each domiciled in the respective countries to which sales are made. These distributors, in turn, sell to retailers in over 50 countries. While the dollar volume of international sales accounted for approximately one-third of Company worldwide sales in 1997, approximately 47% of all of the Company's toys sold were shipped to countries outside the United States. This is because international sale prices to distributors are significantly lower than U.S. domestic sale prices to retail accounts, since international distributors are responsible for all importation, warehousing, marketing, promotional and selling costs.

The Company believes that it has significantly reduced many of the risks associated with international sales by selling to leading toy distributors who bear the commercial risks associated with marketing toys in their markets, and by requiring payment for the Company's products through letters of credit.

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

Advertising and Promotion

The Company's advertising and promotion expenses are significant. Although a portion of the Company's advertising budget is expended for newspaper advertising, magazine advertising, catalogs and other promotional materials, the Company allocates the bulk of its advertising budget to television. As is common practice in the toy industry, the Company advertises on national network, syndicated, cable and local spot television. The Company often pre-tests advertisements to evaluate their effectiveness on the target market. The bulk of the Company's advertising and promotions occur in the early spring leading up to Easter, and the fall season leading up to Christmas. The Company's retail customers also provide advertising for the Company's products and may, from time to time, receive a credit allowance in connection with such advertising. With respect to entertainment licenses, the Company believes it is able to leverage its advertising and promotional activities with those of the entertainment licensor.

Research and Development

The Company employs its own designers and engineers and also utilizes the services of independent designers and engineers on an ongoing basis. The Company presents its designers with toy concepts licensed or originated by it, and the designers create renderings of the proposed product.
Designs are then presented to the Company's engineers, who, using the renderings, perform mechanical drawings and engineering services and create prototypes for new products. Prototypes for proposed products are continuously reviewed by the Company's management, including representatives of marketing, sales and manufacturing, prior to final acceptance. Licensors of entertainment properties usually retain the rights to approve the products being marketed by the Company. The Company spent approximately $9,425,000, $10,210,000, and $7,886,000 on research and development activities in 1997, 1996 and 1995, respectively, in each case exclusive of amounts paid to certain inventors and designers who receive royalties as licensors.

Manufacturing

The Company's products are manufactured by non-affiliated third party manufacturers, usually located in the Far East. Over 90% of the Company's products were produced in China in 1997. These manufacturers are responsible for all aspects of the production of the Company's products in accordance with Company product specifications. In addition, the manufacturers must comply with the Company's Code of Business Conduct, which requires vendors and their subcontractors to meet certain worker health, safety and quality-of-life conditions in order to do business with the Company.

The Company's manufacturing is currently performed by 13 manufacturers, some of whom derive a substantial percentage of their business from the Company. During the last four years, the Company has reduced the number of its manufacturers and concentrated its sourcing of products on a limited number of high quality manufacturers. In 1997, five companies manufactured approximately 88% of the Company's products and a single group, Harbour Ring, produced approximately 32% of the Company's products. The Company believes that its relationships with Harbour Ring and its other key manufacturers are excellent.

The Company, through its wholly owned subsidiary, Galco International Toys, Ltd. ("Galco") (formerly known as Galco International Toys, N.V.) located in Hong Kong, maintains close contact with the Company's manufacturers and subcontractors and monitors the quality of the products produced. The Company's employees arrange with manufacturers for the production, shipment and delivery of products, monitor the quality of the products produced, and undertake certain elements of the design and development of new products. The Company holds the manufacturers responsible for conformance to safety standards. See "Government Regulations." Decisions related to the choice of manufacturer are based on price, quality of merchandise, reliability, and the ability of a manufacturer to meet the Company's timing requirements for delivery. Generally, tooling is owned by the Company but may be utilized by different manufacturers if the need arises for alternate sources of production. Approximately $20,931,000, $12,367,000 and $12,388,000 was
incurred in 1997, 1996 and 1995, respectively, for tooling and package design. The 1997 tooling and package design amount of $20,931,000 includes provisions for unrecovered costs associated with the Company's discontinued lines. See
Part II, Item 7, -"Management Discussion and Analysis of Financial Condition and Results of Operations."

Changes in tariffs could have an adverse effect on the cost of goods imported from China. While China is currently accorded Most Favored Nation ("MFN") status by the United States, this status (which was last renewed in May, 1997) is subject to annual review and could be revoked prospectively for any given year. Current MFN tariffs on toys imported into the United States are zero, and the loss of MFN status for China would result in a substantial increase in tariffs applicable to toys imported from China. This increase in duty would be large enough that it could have a material adverse effect on the Company's business, financial condition and results of operations. Products shipped from China to other countries would not be affected by China's loss of MFN status with the United States. Moreover, many other toy companies also source products from China and could be affected to similar degrees.

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

The impact on the Company of any political or economic unrest or disruptions in China, the loss of China's MFN status or the imposition of retaliatory trade restrictions on products manufactured in China would depend on several factors, including, but not limited to, the Company's ability to (i) procure alternative manufacturing sources satisfactory to the Company, (ii) retrieve its tooling located in China, (iii) relocate its production in sufficient time to meet demand, and (iv) pass on cost increases likely to be incurred as a result of such factors to the Company's customers through product price increases. As a result, any political or economic unrest or disruptions in China, the loss of China's MFN status, or the imposition of retaliatory trade restrictions on products manufactured in China could have a material adverse effect on the Company's business, financial condition and results of operations.

In 1994, certain quotas on toy products made in China were introduced in the European Economic Community. The quotas did not have a material impact on the Company's business in 1997 and, although no assurance can be given, are not expected to have a material impact on the Company's business in the foreseeable future.

In addition, Galco is located in Hong Kong. On July 1, 1997, ownership of Hong Kong reverted back to China. To date, this ownership change has not impacted the Company's business. At the present time, the Company is unable to predict the effect, if any, that such changes will have on the Company's or Galco's business, financial condition or results of operations. In addition, changes in the relationship between the United States dollar and the Hong Kong dollar may have an impact on the cost of goods purchased from manufacturers.

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

Competition

The toy industry is highly competitive. The Company competes with several larger domestic and foreign toy companies, such as Hasbro and Mattel, and many smaller companies in all aspects of its business, including the design and development of new toys, the procurement of licenses, the improvement and expansion of previously introduced products and product lines, and the marketing and distribution of its products, including obtaining adequate retail shelf space. Some of these companies have longer operating histories, broader product lines and greater financial resources and advertising budgets than the Company. In addition, it is common in the toy industry for companies to market products which are similar to products being successfully marketed by competitors. The Company believes that the strength of its management team, the quality of its products, its relationships with inventors, designers and licensors, its distribution channels and its overhead and operational controls allow the Company to compete effectively in the marketplace.

Seasonality and Backlog

Toy industry sales are highly seasonal and driven by disproportionate customer demand for toys to be sold during the Christmas holiday season. Approximately two-thirds of the Company's shipments typically occur in the second half of the year. As a result, the Company's operating results vary significantly from quarter to quarter within any given year. Orders placed with the Company for shipment are cancelable until the time of shipment. The combination of seasonal demand and the potential for order cancellation makes accurate forecasting of future sales difficult and causes the Company to believe that backlog may not be an accurate indicator of the Company's future sales. Similarly, comparison between fiscal periods of successive years may not be indicative of results of operations for any given full year. This seasonality also creates significant peaks in working capital requirements.

Government Regulations

The Company is subject to the provisions of, among other laws, the Federal Hazardous Substances Act and the Federal Consumer Product Safety Act. These laws empower the Consumer Product Safety Commission ("CPSC") to protect consumers from hazardous toys and other articles. The CPSC has the authority to exclude from the market articles which are found to be unsafe or hazardous and can require a manufacturer to recall such products under certain circumstances. Similar laws exist in some states and cities in the United States and in Canada and Europe. The Company's products are designed and tested to meet or exceed all applicable regulatory and voluntary toy industry safety standards. The Company emphasizes the safety and reliability of its products and has established a strong quality assurance and control program to meet the Company's objective of delivering high quality, safe products. The Company believes that all of its products meet or exceed applicable safety standards in the United States and other jurisdictions.

Year 2000 Compliance

Many currently installed computer systems and software products, including several used by the Company, are coded to accept only two-digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish 21st-Century dates from 20th-Century dates. As a result, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements.

The Company has purchased new system software and hardware and has begun a comprehensive upgrade of its information systems to improve operating efficiencies and to comply with Year 2000 requirements. The Company expects to incur approximately $3 to $4 million in the next two years for such upgrades. Although the Company believes that it will be Year 2000 compliant, there can be no assurance that the Company's computer systems will be Year 2000 compliant in a timely manner or that the Company will not incur significant expenditures pursuing Year 2000 compliance. Furthermore, even if the Company's systems are Year 2000 compliant, there can be no assurance that the Company will not be adversely effected by the failure of others to become Year 2000 compliant.


Employees

As of December 31, 1997, the Company had 216 employees, 126 in the United States and 90 in the Far East. The Company's warehouse operation is serviced by a third-party warehouse management company.

Item 2.   Properties

The Company's principal executive offices are located at 500 Forbes
Boulevard, South San Francisco, California, where the Company owns a building with approximately 136,000 square feet. The Company occupies approximately 69,000 square feet of office space and leases the remaining approximately
67,000 square feet of warehouse space to third parties. Pursuant to a lease which expires in 2002, with rights to renew for an additional five year option, the Company also has approximately 432,000 square feet of warehouse space in Ontario, California. The Company has a showroom, consisting of approximately 17,200 square feet, which is located at 1107 Broadway, New York, New York, under a lease that expires in 2006; a showroom, consisting of approximately 1,000 square feet, which is located in Dallas, Texas, under a lease that expires in 2000; and office and warehouse space in Hong Kong consisting of approximately 30,000 square feet under leases which expire at varying dates through 1998. Management believes that its current facilities are suitable and adequate for the Company's business as currently conducted. The Company's properties will be expanded as necessary to support future growth levels in the Company's business.

Item 3.   Legal Proceedings

Licensing Litigation

In June 1995, the Company filed a declaratory judgment action in United
States District Court for the Northern District of California. The suit named Clemens V. Hedeen, Jr., Patti Jo Hedeen, and various affiliated entities (the "Licensor") as defendants, and sought a determination that the Company was not obligated to pay royalties to the defendants under their license agreement on certain specific products sold under the Company's Micro Machines name and trademark. The defendants filed a cross-complaint for breach of this license agreement claiming, among other things, damages for past royalties allegedly due but not paid under the license agreement, and claiming entitlement to additional royalties on future sales of such product. On June 2, 1997, the Company entered into a Settlement & Release Agreement (the "Agreement") with all of the defendants in this pending litigation. Under the Agreement, the litigation was terminated and the various claims and counterclaims were dismissed with prejudice, and the Company acquired all of the outstanding rights to its Micro Machines brand. Acquisition of these rights by the Company eliminated all future royalty payments by it to the defendants in connection with the Micro Machines brand, effective after March 31, 1997.
See Part II, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

In October 1995, the Company filed a breach of contract action in the United States District Court for the Northern District of California. The suit named Abrams Gentile Entertainment Inc. and Up, Up and Away as defendants, and alleged damages for the licensing, marketing and sale of products that are in violation of the Company's rights as licensee under its Sky Dancers and Dragon Flyz license agreements with Abrams Gentile Entertainment, Inc. The defendants filed a number of counterclaims, including breach of contract, interference with contractual relationships, misappropriation of copyright, unfair competition and trade libel. In 1997, the Company settled all of the open matters in this litigation, and the various claims and counterclaims were dismissed with prejudice. The settlement did not result in additional liabilities to the Company, and the Company's rights under the license agreements were preserved.

Manufacturer Litigation

In January 1991, the Company, through its wholly owned subsidiary, Galco, filed a lawsuit in Hong Kong against Kader Industrial Co., Ltd. ("Kader"), alleging damages suffered by both Galco and the Company as a result of Kader's defective manufacturing of two lead doll items for the Company's Bouncin' Babies toy line in 1990. Kader filed counterclaims alleging breach of 17 individual contracts. In August 1996, the trial court rendered a decision in favor of Kader on the general issue of liability in this matter, including an award of damages based on Kader's counterclaims which was approximately $250,000, plus prejudgment interest. In addition, the court awarded certain litigation costs to Kader. In March 1998, the Company settled all of the open matters in this litigation. The settlement will not result in any additional material liabilities to the Company.


Item 4.   Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held on December 12, 1997. At the Annual Meeting, the following matters were approved by the shareholders:

1. The election of Mark D. Goldman to the Board of Directors for a term expiring at the 2000 Annual Meeting of Shareholders and until the election and qualification of his successor. There were 13,608,759 votes in favor of Mr. Goldman and 208,558 withheld.

2. The ratification of the appointment of Price Waterhouse LLP as the Company's independent accountants for fiscal 1998. There were 13,770,706 in favor, 27,914 votes against and 18,697 abstentions.

                                     PART II


Item 5.    Market for the Registrant's Common Equity and Related Stockholder
           Matters

      The Common Stock of the Company is listed on the NYSE under the symbol GAL. The following table sets forth the high and low closing sale prices for the Common Stock, as reported on the NYSE, Composite Tape. The reported last sale of Common Stock on the NYSE on March 02, 1998, was 8 7/8.


Fiscal Year                                             High         Low
-----------                                             ----         ---

   1997     First Quarter.......................      $19 3/4      $ 12 5/8
            Second Quarter......................       19 5/8        16 1/4
            Third Quarter.......................       23 13/16      13 9/16
            Fourth Quarter......................       17 13/16       9 3/16


   1996     First Quarter.......................       $20 1/4      $10 1/2
            Second Quarter......................        28 1/4       18 7/8
            Third Quarter.......................        30 1/2       22 3/8
            Fourth Quarter......................        33 1/4       14


      As of March 02, 1998, there were approximately 1,258 holders of record of the Common Stock, excluding beneficial owners of shares registered in nominee or street name.

      The Company has not declared or paid any cash dividends on the Common Stock since its initial public offering in 1984. The Board of Directors of the Company has no current plans to pay cash dividends on the Common Stock. The Company's existing credit facility prevents the Company from paying cash dividends on the Common Stock without consent of its lender. See Item
7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity, Financial Resources and Capital Expenditures." In addition, future dividend policy will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors.













Item 6.   Selected Financial Data

                                                 (in thousands, except per share data)
                                                      Years ended December 31,
                                          -------------------------------------------------------
                                          1997 (1)(2)  1996        1995       1994       1993
                                          ---------   ---------   ---------  ---------  ---------
Statements of Operations Data:
Net revenues .......................      $239,551    $284,905    $220,044   $178,792   $134,334
                                          =========   =========   =========  =========  =========
Net earnings (loss) ................       (29,450)     18,451       9,399     18,424    (10,924)
Preferred stock dividends:
     Paid ..........................           --            6         --         --         --
     In arrears ....................           --           15       3,127      3,127      3,127
Charge related to exchange of ......
     preferred stock for common ....           --       24,279 (3)     --         --         --
                                          ---------   ---------   ---------  ---------  ---------
Net earnings (loss) applicable to
     common shares .................      ($29,450)    ($5,849)     $6,272    $15,297   ($14,051)
                                          =========   =========   =========  =========  =========
Net earnings (loss) per common share:
    Basic ........................          ($1.63)     ($0.41)      $0.62      $1.51     ($1.47)
                                          =========   =========   =========  =========  =========
    Fully diluted ..................        ($1.63)     ($0.41)      $0.60      $1.41     ($1.47)
                                          =========   =========   =========  =========  =========
Average common shares outstanding...        18,040      14,289      10,071     10,111      9,548
Common shares assuming dilution.....        18,040      14,289      10,451     13,806      9,548

                                                                At December 31,
                                          -------------------------------------------------------
                                            1997        1996        1995       1994       1993
                                          ---------   ---------   ---------  ---------  ---------
Balance Sheet Data:
Working capital ....................       $82,800    $134,394     $54,670    $53,219    $30,813
Total assets .......................       207,783     196,905     120,084    100,766     71,005
Long-term debt .....................         --          --         14,000     18,414     18,608
Shareholders' equity ...............       162,030     149,791      54,172     44,768     22,162














NOTES:
(1) During the third quarter of 1997, the Company incurred special charges of $17.9 million after tax or $0.98 per share. These charges were principally for the revaluation of certain assets as the Company realigned its product line priorities in connection with the award of an exclusive license with Lucas to make small-scale toys for the next three Star Wars movies.
The special charges include the acceleration of the amortization and additional reserves related to discontinued product lines and several future product lines as well as expenses incurred for the successful award of the Star Wars license.

(2) During 1997, the Company acquired all rights to its line of miniature vehicles, playsets and accessories marketed under the Micro Machines brand. The agreement ends all litigation between the Company and the Licensor over past royalties claimed by the Licensor and the extent of the Licensor's rights in Micro Machines. The Company has accounted for this agreement by taking a pre-tax charge in the amount of $22,949,000 in 1997 and $4,462,000 is being amortized.

(3) During 1996, the Company offered to exchange 1.85 shares of common stock for each Depository Convertible Exchangeable Preferred Share outstanding. This offer was accepted by 98% of the shares resulting in the issuance of 3,336,433 shares of common stock. Generally accepted accounting principles require a non-cash charge to reduce Net Earnings Applicable to Common Shares in the calculation of EPS for the fair value of the securities issued in excess of the existing rate of approximately 1.185 common shares.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

On October 14, 1997, the Company entered into an exclusive, worldwide license with Lucas to market small-scale figures, vehicles, playsets and accessories for the next three Star Wars movies. In addition, the Company's current rights to market such small-scale toys based on the original Star Wars trilogy was included in the new license. In a separate agreement, the Company also acquired long-term preferential negotiating rights from Lucasfilm Ltd. for the same categories of toys based on other Lucasfilm movies.

In consideration for these agreements, the Company has granted to the two Lucas companies warrants for slightly less than 20% of the Company's issued and outstanding common stock, equal to approximately 3.6 million shares at an exercise price of $15.00 per share. The agreements contain certain antidilution provisions. In addition, the Company is required to issue additional warrants to the Lucas Companies if the Company grants stock options or other equity securities to employees or directors. The new Star Wars agreement also calls for minimum commitments, primarily in the form of advance payments against future royalties, of $148.1 million payable throughout the release schedule of the three new films.

In the third quarter of 1997, the Company restructured its product portfolio and changed its production selection strategy, incurring special charges amounting to $17.9 million, after-tax. These special charges principally related to the costs of discontinuing all of the Company's male action toy lines introduced in 1996 and 1997, and all future male action properties under development. These charges also included provisions for unrecovered costs associated with the Company's Sky Dancers (TM) line, miscellaneous expenses, and expenses incurred for arranging financing the Company ultimately did not need to use in connection with the acquisition of the Star Wars license.

Disclosure Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-K Report, including, without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve known and unknown risks, uncertainties and other important factors that could cause actual results, performance or achievements of results to differ materially from any future results, performance or achievements, expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include among others: the Company's dependence on timely development, introduction and customer acceptance of continuing and new products (including those products to be developed under the new Star Wars license); possible weakness of the Company's markets; the impact of competition on revenues, margin and pricing; the effect of currency fluctuations; other risks and uncertainties as may be disclosed from time to time in the Company's public announcements; the gross national product in the United States and other countries, which also influences demand for the Company's products; customer inventory levels; and the cost and availability of raw materials and changes in trade conditions regarding China. All subsequent written and oral forward looking statements attributable to the Company or persons acting on behalf of one or both of them are expressly qualified in their entirety by such Cautionary Statements.


Results of Operations

        The following table sets forth certain operating data (as a percentage of the Company's net revenues) for the years ended December 31, 1997, 1996 and 1995:

                                                      Years Ended December 31,
                                                 --------------------------------
                                                    1997       1996       1995
                                                 ---------- ---------- ----------
Net revenues                                      100.0%      100.0%     100.0%
Costs of products sold                             59.8        50.6       55.3
                                                ---------- ---------- ----------
Gross margin                                       40.2        49.4       44.7
Advertising and promotion expenses                 20.5        15.3       14.2
Other selling and administrative expenses          14.1        12.6       13.6
Royalties, research and development expenses       14.7        13.2       11.0
                                                ---------- ---------- ----------
Earnings (loss) from operations                    (9.1)        8.3        5.9
Micro Machines license rights and
     litigation settlement                         (9.6)          --         --
Interest expense                                   (0.2)       (1.1)      (1.5)
Other income expense, net                          (0.9)        0.2        0.2
Provision (benefit) for income taxes               (7.5)        0.9        0.3
                                                 ---------- ---------- ----------
Net earnings (loss)                               (12.3)%       6.5%       4.3%
                                                 ========== ========== ==========

Years ended December 31, 1997 and 1996

Net revenues in 1997 were $239.6 million, which represented a 16% decrease from 1996 net revenues of $284.9 million. Domestic sales decreased 17% to $163.3 million while international sales decreased 13% to $76.3 million.

The Company's worldwide sales of boys' toys decreased 21% in 1997 as compared to 1996. This decrease in worldwide sales of boys' toys was partially the result of lower sales of the Company's male action product lines introduced in 1996 (primarily Dragon Flyz and Jonny Quest (TM)), which were not offset by the sales of male action lines introduced in 1997 (primarily Men In Black (TM) and Starship Troopers (TM)). In the third quarter of 1997, the Company discontinued all of its male action lines introduced in 1996 and 1997, and all future male action properties under development except Star Wars. In addition, sales of the Company's Micro Machines line of toys decreased in 1997 as compared to 1996 because of the timing of the theatrical film release of the Star Wars Trilogy Special Edition. During the fourth quarter of 1996, the Company shipped large quantities of its Star Wars toys to meet retail demand for Star Wars products fueled by the January 1997 release of the Trilogy Special Edition.

The Company's 1997 worldwide sales of girls' toys were unchanged as compared to 1996. Sales of the Company's newly introduced Anastasia and Spice Girls lines offset a decrease in sales of the Company's Sky Dancers line.

Gross margins decreased $44.2 million to $96.4 million in 1997 from $140.6 million in 1996. The lower sales volume decreased gross margin by $22.4 million and a decrease in the gross margin rate accounted for $21.8 million.
The gross margin rate decreased to 40.2% in 1997 as compared to 49.4% in 1996. The change in the gross margin rate was attributable to provisions for unrecovered costs associated with the Company's discontinued lines including tooling, packaging development, inventory valuation allowances and price concessions and a change in the product mix. Additionally, to a lesser extent, during 1997, the Company commenced shipments of product through its wholly-owned subsidiary, Galoob Direct. Galoob Direct products are non-promoted and are primarily shipped direct to the customer from the Orient. As such, the gross margin rate on Galoob Direct product is lower than the gross margin rate on the Company's promoted product.

Advertising and promotion expenses were $49.3 million in 1997, as compared to $43.5 million in 1996. The increase in the advertising and promotion expenses reflects higher television advertising expense, trade show and product promotion expenses and sample costs, including the impact of the Company's discontinued lines.

Other selling and administrative expenses were $33.9 million in 1997 as compared to $35.8 million in 1996. This decrease was primarily related to lower personnel costs in 1997 as compared to 1996.

Royalties, research and development expenses were $35.1 million, or 14.7% of net revenues in 1997 as compared to $37.7 million, or 13.2% of net revenues in 1996. The increase in royalties, research and development as a percentage of net revenues was primarily attributable to the write-off of royalty advances and commitments associated with discontinued products.

During 1997, the Company acquired all outstanding rights to its line of miniature vehicles, playsets and accessories marketed under the Micro Machines brand and settled related litigation. In 1986, the Licensor licensed a concept to the Company that contributed to the origination of Micro Machines. The Company had paid royalties to the Licensor on the majority of Micro Machine sales. The settlement agreement eliminated all future royalty payments to the Licensor, effective after March 31, 1997. The agreement also ended litigation between the Company and the Licensor over past royalties claimed by the Licensor and the extent of the Licensor's rights in Micro Machines. The Company recorded a pre-tax charge to earnings of $22.9 million in 1997 relating to this transaction. Additionally, the Company capitalized $4.5 million, which is being amortized.

Interest expense was $0.6 million in 1997, as compared to $3.2 million in 1996. The decrease was due to the paydown of the Company's borrowings under its loan agreement with Congress Financial Corporation in the fourth quarter of 1996 and the conversion of the $14 million convertible debentures to common stock in the first quarter of 1996. Other expense was $2.1 million in 1997, as compared to other income of $0.5 million in 1996. Other expenses include expenses incurred for arranging financing the Company ultimately did not use in connection with the acquisition of the Star Wars license.

The income tax benefit in 1997 is based upon an income tax rate of 38%. No deferred tax valuation allowance was required at December 31, 1997 since the net deferred tax assets are considered realizable. The income tax expense in 1996 is based upon an income tax rate of 11.9%. The 1996 tax rate is lower than the Federal statutory rate primarily due to the effects of the utilization of net operating loss carryforwards and federal tax credits.



Years ended December 31, 1996 and 1995

Net revenues in 1996 were $284.9 million, which represented a 29% increase from 1995 net revenues of $220.0 million. The growth in net sales in 1996 was attributable to domestic sales which increased 41%, rising to $196.7 million. International sales increased 10% to $88.2 million, reflecting a strong fourth quarter of 1996.

The Company's worldwide sales of boys' toys increased 74% in 1996 as compared to 1995. The growth in net sales of boys' toys for 1996 was primarily attributable to Micro Machines growth and new male action product introductions. Worldwide sales of Micro Machines, led by Star Wars Action Fleet, an extensive line of Star Wars vessels, playsets and miniature action figures, increased by 58% versus 1995. New male action product introductions started in March, 1996 when the Company initiated sales of Dragon Flyz, a line of flying articulated action figures, vehicles and accessories and continued in June, 1996 when the Company initiated sales of Jonny Quest, a line of vehicles and miniature figures based on characters from the TV show. This increase was partially offset by the anticipated decrease in international sales of Biker Mice from Mars (TM).

The Company's worldwide sales of girls' toys decreased 20% in 1996 as compared to 1995. A decrease in the sales of Sky Dancers and My Pretty Dollhouse(TM) was partially offset by an increase generated by the new Pound Puppies line.

Gross margins were $140.6 million in 1996, an increase of $42.3 million from 1995. This increase was due to higher sales volume and an increase in the gross margin rate to 49.4% in 1996 from 44.7% in 1995. The increase in the gross margin rate was primarily attributable to the following: (i) economies of scale associated with the efficient utilization of tooling; (ii) reduced product costs; (iii) a change in the product mix; and (iv) a different mix of sales between domestic and international markets. The Company's gross margin rate on domestic sales is significantly greater than foreign sales because the Company's prices on foreign sales are lower than on domestic sales, as the foreign customer is responsible for the cost of importing and promoting the products.

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

The provision for income taxes was $2.5 million, or 11.9% of earnings before taxes, in 1996 as compared to $0.6 million, or 6.0% of earnings before taxes, in 1995. The 1996 tax rate is lower than the federal statutory rate primarily due to the effect of the utilization of net operating loss carryforwards and federal tax credits. At December 31, 1995, the Company had net operating loss carryforwards of approximately $7.3 million and unused federal tax credits of approximately $1.8 million available to reduce taxes in future periods.

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

In 1995, the Company entered into an amended and restated loan and security agreement (the "Loan Agreement") with Congress Financial Corporation (Central) (the "Lender"). On December 19, 1997, the loan agreement was amended, increasing the credit limit to $75 million and extending the term of the loan agreement until December 2000. Borrowing availability is determined by a formula based on both accounts receivable and inventories. The current interest rate is equal to prime with a LIBOR option. The Company also agreed to pay an unused line fee of 0.25% and certain management fees. In consideration of this amendment, the Company paid loan fees of $750,000.

During 1997, the Company used $24.5 million of cash in its operating activities. Approximately $22.5 million of the cash usage was a result of the acquisition of the Micro Machines rights and litigation settlement.

Working capital was $82.8 million at December 31, 1997 as compared to $134.4 million at December 31, 1996. The ratio of current assets to current liabilities was 3.0 to 1.0 at December 31, 1997 as compared to 3.9 to 1.0 at December 31, 1996.

The Company had no material commitments for capital expenditures at December 31, 1997.

On October 14, 1997, the Company entered into an exclusive, worldwide license with Lucas to make small-scale figures, vehicles, playsets and accessories for the next three Star Wars movies as well as the Company's current rights to market such small-scale toys based on the original Star Wars trilogy. The licensing agreement calls for minimum commitments, primarily in the form of advance payments against future royalties, of $148.1 million payable throughout the release schedule of the three new films. The first payment is due upon the theatrical release of the first film, which is anticipated to be in May, 1999.

The Company expects that its cash flow from operations, cash on hand and borrowings under the extended credit arrangement will be sufficient to meet its working capital and capital expenditure requirements and provide the Company with adequate liquidity to meet its anticipated operating needs for the foreseeable future.

Recent Accounting Pronouncement

The FASB has recently issued two new standards, SFAS No. 130, Reporting Comprehensive Income and SFAS No. 131, Disclosures and Segments of an Enterprise and Related Information. SFAS No. 130, establishes standards for reporting comprehensive income, and its components in a financial statement and display of the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital. The Company does not expect the implementation of SFAS No.130 to have a significant impact on the financial statements. SFAS No. 131 establishes standards for the reporting of selected information about operating segments in annual financial statements and interim financial reports issued to shareholders and the related disclosures about products and services, geographic areas and major customers. The Company is in the process of determining the impact of SFAS No. 131 on the financial statements. The Company will be required to adopt SFAS No. 130 and SFAS No. 131 in the year ending December 31, 1998.

Impact of Inflation

The cost of the Company's operations is influenced to the extent of any price increases in the cost of raw materials. In management's opinion, general inflation did not have a material impact on the Company's business in 1997 and 1996. The Company did not implement any substantial price increases in 1997 or 1996 on continuing product lines.

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

         (b) Identification of Executive Officers

          The executive officers and their respective positions are as follows:



         Name           Age                       Position
----------------------- ---- --------------------------------------------------
 Mark D. Goldman.......  47  President, Chief Executive Officer and Director

 William G. Catron.....  52  Executive Vice President, General Counsel, Chief
                             Administrative Officer and Secretary

 Ronald D. Hirschfeld..  47  Executive Vice President, International Sales and
                             Marketing

 Roger J. Kowalsky.....  63  Executive Vice President and Director

 Gary J. Niles.........  58  Executive Vice President, Marketing and Product
                             Acquisition

 Louis R. Novak........  50  Executive Vice President and Chief Operating
                             Officer

 Craig S. Louisana...... 41  Senior Vice President, Sales

 Kathleen R. McElwee...  43  Senior Vice President and Chief Financial Officer

 Ronnie Soong..........  51  Managing Director of Galco International Toys

     Mark D. Goldman, a Director of the Company, has served as President and Chief Executive Officer of the Company since June, 1991. From 1987 to 1991, Mr. Goldman served as Executive Vice President and Chief Operating Officer. Prior to 1987, Mr. Goldman served in various executive capacities at Ages Entertainment Software, Inc. (formerly Sega Enterprises, Inc.) and Mattel, Inc.

      William G. Catron has served as Executive Vice President, General Counsel and Chief Administrative Officer since May, 1992 and as Corporate Secretary of the Company since June, 1995. From 1985 to 1992, Mr. Catron was Senior Vice President, Assistant General Counsel for Paramount Pictures Corporation. Prior to 1985, Mr. Catron served in various executive capacities at Ages Entertainment Software, Inc. (formerly Sega Enterprises, Inc.) and Mattel, Inc.


      Ronald D. Hirschfeld has served as Executive Vice President, International Sales and Marketing, of the Company since February 1994. From 1989 to 1994, Mr. Hirschfeld served as Senior Vice President, International Sales and Marketing. Mr. Hirschfeld served as Senior Vice President, International Operations from 1987 to 1989 and has held various positions with the Company since 1978.

      Roger J. Kowalsky has served as Executive Vice President of the Company since June, 1996 and Chief Financial Officer of the Company from June, 1996 to December, 1997, and as a Director of the Company since June, 1994. From 1989 to 1996, Mr. Kowalsky served as Director of the Vermont Studio Center. From 1983 to 1986, Mr. Kowalsky served as Senior Vice President, Finance & Administration for Yale Materials Handling Corporation. From 1969 to 1982, Mr. Kowalsky worked at Pullman Inc., rising to Executive Vice President, Finance and Administration and President of Pullman Trailmobile, a subsidiary of Pullman, Inc.

      Gary J. Niles has served as Executive Vice President, Marketing and Product Acquisition of the Company since February, 1992. From 1989 to 1992, Mr. Niles served as Senior Vice President, Toy Boys Division. Before joining the Company, Mr. Niles was an executive with U.A.C., Ltd., a division of Universal Matchbox; Revell Incorporated; and Ages Entertainment Software, Inc. (formerly Sega Enterprises, Inc.)

      Louis R. Novak has served as Executive Vice President and Chief Operating Officer of the Company since February, 1992. From 1989 to 1992, Mr. Novak served as Senior Vice President, Operations. From 1986 to 1989 he was Senior Vice President, Worldwide Product Operations, for Coleco Industries, Inc. Prior to 1986, Mr. Novak was an executive with All American Gourmet Company, Inc., a manufacturer of frozen food products, and for Mattel, Inc.

      Craig Louisana has served as Senior Vice President, Sales of the Company
since November, 1997.   From 1995 to 1997, Mr. Louisana served as Director of
Field Sales for the Company and as Senior Account Executive from 1993 to 1995. Prior to joining the Company, Mr. Louisana held various sales positions with Mattel, Inc. and Kenner Toys.

      Kathleen R. McElwee has served as Senior Vice President and Chief Financial Officer of the Company since January, 1998. From 1995 to December, 1997, Ms. McElwee was Vice President of Corporate Financial Planning, Analysis and Reporting. From 1993 to 1995, Ms. McElwee held various positions with Nissan Motor Corporation. From 1990 to 1993, Ms. McElwee was with Canteen Corporation, a subsidiary of the Flagstar Cos., and served as Chief Financial Officer in 1993.

      Ronnie Soong has served as Managing Director of Galco since May, 1995. From 1993 to 1995, Mr. Soong served as General Manager of Galco. From 1989 to 1993, Mr. Soong was General Manager of Zindart Industrial Co., Ltd. Prior to 1989, Mr. Soong was the General Manager of Buddy L (HK) Ltd. and an executive with the Ertl Company in Taiwan from 1987 to 1989.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         Index to Financial Statements

         The following consolidated financial statements and schedules of the Company and its subsidiaries are included as Part II, Item 8 of this Report:

      (a) 1. Financial Statements                                        Page

             Report of Independent Accountants                            F-1

             Consolidated Financial Statements:

             Consolidated Balance Sheets - December 31, 1997 and
             December 31, 1996                                            F-2

             Consolidated Statements of Operations for the years
             ended December 31, 1997, 1996 and 1995                       F-3

             Consolidated Statements of Changes in Shareholders'
             Equity for the years ended December 31, 1997,
             1996 and 1995                                                F-4

             Consolidated Statements of Cash Flows for the years
             ended December 31, 1997, 1996 and 1995                       F-5 to
                                                                          F-6

             Notes to Consolidated Financial Statements                   F-7 to
                                                                          F-23
      (a) 2. Financial Statement Schedules

             Schedule II - Valuation and Qualifying Accounts and
             Reserves for the years ended December 31, 1997, 1996
             and 1995                                                     S-1


         All other schedules have been omitted because they are inapplicable or not required, or the information is included in the consolidated financial statements or notes thereto.

      (a) 3. Exhibits


Exhibit No.                     Description
------------                     -----------

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

4.1(3)         Form of Certificate for Shares of Common Stock of Company.

4.2(a)(4)      Warrant Agreement, dated as of December 11, 1991, by and between the Company and Shereff, Friedman, Hoffman and Goodman, LLP.

4.2(b)(4)      Warrant Agreement, dated as of November 17, 1993, by and between the Company and Gerard Klauer Mattison & Co., Inc.

4.3(5) Form of Rights Agreement, dated as of January 17, 1990, between the Company and Mellon Securities Trust Company.

4.4(a)(18)     Warrant, dated as of October 14, 1997, between Lucasfilm Ltd.
               and Galoob Toys, Inc.

4.4(b)(18)     Warrant, dated as of October 14, 1997, between Lucas Licensing
               Ltd. and Galoob Toys, Inc.

4.4(c)(18)+    Agreement of Strategic Relationship, dated as of October 14,
               1997, between Lucasfilm Ltd., a California corporation, and Galoob Toys, Inc.

10.1(a)(6)*    Amended and Restated 1984 Employee Stock Option Plan.

10.1(b)(7)*    1994 Senior Management Stock Option Plan.

10.1(c)(8)*    Form of Agreement between each of Mark Goldman, William Catron,
               Lou Novak, Gary Niles, Ronald Hirschfeld and the Company.

10.1(d)(9)*    Form of Amendment No. 1 between each of Mark Goldman, William
               Catron, Lou Novak, Gary Niles, Ronald Hirschfeld and the Company.

10.1(e)(10)    1995 Non-Employee Directors' Stock Option Plan.

10.1(f)(15)*   Galoob Toys, Inc. 1996 Long Term Compensation Plan

10.1(g)(15)*   Galoob Toys, Inc. 1996 Share Incentive Plan

10.1(h)(16)*   Galoob Toys, Inc. Officers Deferred Compensation Plan

10.3* Severance and Change in Control Agreement dated November 17, 1997 between Mark D. Goldman and the Company

10.4(a)(16)*   Agreement, dated January 1, 1997, between William G. Catron and the Company.

10.4(b)(16)*   Agreement, dated January 1, 1997, between Ronald Hirschfeld and the Company.

10.4(c)(16)*   Agreement, dated January 1, 1997, between Roger J. Kowalsky and the Company.

10.4(d)(16)*   Agreement, dated January 1, 1997, between Gary J. Niles and the
               Company.

10.4(e)(16)*   Agreement, dated January 1, 1997, between Louis R. Novak and the
               Company.

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

10.9(b)(14)    Amendment No. 1 to Lease Agreement.

10.9(c)(10)    Lease Agreement, dated December 1, 1995, by and between 200 Fifth
               Avenue Associates, as Lessor, and the Company, as Lessee.

10.9(d)(15)    Lease Agreement, dated December 3, 1996, between Prudential
               Insurance Company of America as Lessor and the Company, as Lessee.

10.10(17)      Settlement and Release Agreement, dated June 2, 1997.

10.11(18)      Toy License Agreement, dated as of October 14, 1997, between
               Lucas Licensing Ltd. and Galoob Toys, Inc.

10.11(c) Trademark License Agreement, dated as of October 14, 1997, between Lucas Licensing, Ltd. and Galoob Toys, Inc.

10.12 Amendment No. 4 to Amended and Restated Loan and Security Agreement, dated December 17, 1997, by and among the Company and Congress Financial Corporation (Central)

21             Subsidiaries of the Company.

23.1           Consent of Independent Public Accountants.

27             Financial Data Schedule
---------------------
 (1) Incorporated by reference to the Company's Amendment No. 2 to the Registration Statement on Form S-1, filed with the Commission on November 8, 1996.

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

(10) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1995, filed with the Commission on March 11, 1996.

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

(15) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1996, filed with the Commission on March 31, 1997.

(16) Incorporated by reference to the Company's Form 10-K/A for the fiscal year ended December 1996, filed with the Commission on April 30, 1997.

(17) Incorporated by reference to the Company's Form 10-Q for the six months ended June 30, 1997, filed with the Commission on August 6, 1997.

(18) Incorporated by reference to the Company's Form 10-Q for the nine months ended September 30, 1997, filed with the Commission on November 14, 1997.

* Indicates exhibits relating to executive compensation.

+ Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         GALOOB TOYS, INC.
                                         (Registrant)

                                         By:  /s/ Mark D. Goldman
                                              --------------------------
                                              Mark D. Goldman
                                              President, Chief Executive
                                              Officer
Dated:
March 26, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                          Title                       Date
------------------------ --------------------------------------- --------------
/s/ Mark D. Goldman      President, Chief Executive Officer and  March 26, 1998
-----------------------  Director
Mark D. Goldman

/s/ Scott R. Heldfond    Director                                March 26, 1998
-----------------------
Scott R. Heldfond

/s/ S. Lee Kling         Director                                March 26, 1998
-----------------------
S. Lee Kling

/s/ Andrew Cavanaugh     Director                                March 26, 1998
-----------------------
Andrew Cavanaugh

/s/ Roger J. Kowalsky    Executive Vice President and Director   March 26, 1998
-----------------------
Roger Kowalsky

/s/ Kathleen R. McElwee  Senior Vice President and               March 26, 1998
-----------------------  Chief Financial Officer
Kathleen R. McElwee

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Galoob Toys, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 25 present fairly, in all material respects, the financial position of Galoob Toys, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

San Francisco, California
January 31, 1998

                       GALOOB TOYS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              (in thousands, except shares and per share data)

                                                                 December 31,
                                                            ---------------------
                                                               1997       1996
                                                            ---------- ----------
ASSETS
Current Assets:
   Cash and cash equivalents                                   $3,359    $27,920
   Accounts receivable, net                                    73,810    102,322
   Inventories                                                 24,707     19,974
   Tooling and related costs                                   12,434     15,436
   Prepaid expenses and other assets                            9,900     12,361
   Deferred income taxes                                          --       2,404
                                                            ---------- ----------
            Total Current Assets                              124,210    180,417
Land, Building and Equipment, net                              10,451     10,013
Indebtedness from Related Party                                   950        950
Other Assets                                                   10,276      5,525
License Rights                                                 43,250        --
Deferred income taxes                                          18,646        --
                                                            ---------- ----------
            Total Assets                                     $207,783   $196,905
                                                            ========== ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                           $19,156    $19,655
   Accrued expenses                                            21,520     24,680
   Income taxes payable                                           734      1,671
   Other current liabilities                                      --          17
                                                            ---------- ----------
            Total Current Liabilities                          41,410     46,023
Other liabilities                                               4,343         20
Deferred income taxes                                             --       1,071
                                                            ---------- ----------
            Total Liabilities                                  45,753     47,114
                                                            ---------- ----------
Shareholders' Equity:
   Preferred stock
         Authorized 1,000,000 shares                              --         --
   Common stock, par value $.01 per share
         Authorized 50,000,000 shares
         Issued and outstanding 18,108,864 shares in
             1997 and 17,919,864 shares in 1996                   181        179
         Warrants                                              40,350        --
         Additional paid-in capital                           171,745    170,291
         Retained earnings (deficit)                          (49,682)   (20,232)
         Cumulative translation adjustment                       (564)      (447)
                                                            ---------- ----------
            Total Shareholders' Equity                        162,030    149,791
                                                            ---------- ----------
            Total Liabilities and Shareholders' Equity       $207,783   $196,905
                                                            ========== ==========

         The accompanying notes are an integral part of these Consolidated Financial Statements.

                                   F-2
                       GALOOB TOYS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                 Years Ended December 31,
                                            --------------------------------
                                               1997       1996       1995
                                            ---------- ---------- ----------
Net revenues                                 $239,551   $284,905   $220,044
Costs of products sold                        143,156    144,282    121,742
                                            ---------- ---------- ----------
Gross margin                                   96,395    140,623     98,302
                                            ---------- ---------- ----------
Operating expenses:
   Advertising and promotion                   49,280     43,515     31,240
   Other selling and administrative            33,872     35,776     29,860
   Royalties, research and development         35,101     37,668     24,213
                                            ---------- ---------- ----------
Total operating expenses                      118,253    116,959     85,313
                                            ---------- ---------- ----------
Earnings (loss) from operations               (21,858)    23,664     12,989
Micro Machines license rights and
     litigation settlement                    (22,949)        --         --
Interest expense                                 (602)    (3,183)    (3,429)
Other income (expense), net                    (2,095)       455        439
                                            ---------- ---------- ----------
Earnings (loss) before income taxes           (47,504)    20,936      9,999
Provision for (benefit from) income taxes     (18,054)     2,485        600
                                            ---------- ---------- ----------
Net earnings (loss)                           (29,450)    18,451      9,399
Preferred stock dividends:
     Paid                                          --          6         --
     In arrears                                    --         15      3,127
Charge related to the exchange of
     preferred stock for common                    --     24,279         --
                                            ---------- ---------- ----------
Net earnings (loss) applicable to
  common shareholders                        ($29,450)   ($5,849)    $6,272
                                            ========== ========== ==========
Net earnings (loss) per common share:
     Basic                                     ($1.63)    ($0.41)     $0.62
     Diluted                                   ($1.63)    ($0.41)     $0.60

Common shares outstanding                      18,040     14,289     10,071
Common shares assuming dilution                18,040     14,289     10,451

         The accompanying notes are an integral part of these Consolidated Financial Statements.

                                   F-3
                       GALOOB TOYS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                          (in thousands, except shares)

                              Preferred Stock          Common Stock                 Additional Retained    Cumulative
                           --------------------   --------------------               Paid-In   Earnings   Translation
                            Shares     Amounts     Shares      Amounts   Warrants    Capital   (Deficit)   Adjustment     Total
                           ---------  ---------  -----------  ---------  ---------  ---------  ---------  ------------  ---------
Balance at 12/31/94         183,950    $36,790   10,055,089       $101     $  --     $31,506   ($23,182)        ($447)   $44,768

Net earnings                    --         --          --          --         --         --       9,399           --       9,399
Common stock issued, net        --         --        58,751        --         --         228        --            --         228
Common stock received in
  exchange for shares
  issued and canceled           --         --       (11,202)       --         --        (155)       (68)          --        (223)
Reclamation of shares           --         --       (12,677)       --         --         --         --            --         --
                           ---------  ---------  -----------  ---------  ---------  ---------  ---------  ------------  ---------
Balance at 12/31/95         183,950     36,790   10,089,961        101        --      31,579    (13,851)         (447)    54,172

Net earnings                    --         --          --          --         --         --      18,451           --      18,451
Common stock issued, net        --         --     2,492,679         24        --      62,334        --            --      62,358
Conversion of preferred
  stock to common stock    (182,290)   (36,458)   3,359,432         34        --      60,703    (24,279)          --         --
Redemption of preferred
  stock                      (1,660)      (332)        --          --         --         (11)      (118)          --        (461)
Conversion of debentures
  to common stock               --         --     1,511,872         15        --      13,479        --            --      13,494
Costs associated with
  preferred stock exchange
  and debenture conversion      --         --          --          --         --      (1,282)       --            --      (1,282)
Warrants exercised              --         --       490,280          5        --       2,515        --            --       2,520
Common stock received in
  exchange for shares
  issued and canceled           --         --       (24,360)       --         --         (76)      (435)          --        (511)
Tax benefits from stock
  plans                         --         --          --          --         --       1,050        --            --       1,050
                           ---------  ---------  -----------  ---------  ---------  ---------  ---------  ------------  ---------
Balance at 12/31/96             --         --    17,919,864        179        --     170,291    (20,232)         (447)   149,791
Net earnings (loss)             --         --          --          --         --         --     (29,450)          --     (29,450)
Common stock issued, net        --         --       114,000          1        --         666        --            --         667
Warrants issued                 --         --          --          --      40,350        --         --            --      40,350
Warrants exercised              --         --        75,000          1        --         711        --            --         712
Cumulative translation
  adjustment and other          --         --          --          --         --          77        --           (117)       (40)
                           ---------  ---------  -----------  ---------  ---------  ---------  ---------  ------------  ---------
Balance at 12/31/97              0      $   0    18,108,864       $181    $40,350   $171,745   ($49,682)        ($564)  $162,030
                           =========  =========  ===========  =========  =========  =========  =========  ============  =========

         The accompanying notes are an integral part of these Consolidated Financial Statements.

                                   F-4
                       GALOOB TOYS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands, except shares)

                                                                 Years Ended December 31,
                                                            -----------------------------
                                                              1997      1996      1995
                                                            --------- --------- ---------
CASH FLOW FROM OPERATING ACTIVITIES:
    Net earnings                                            ($29,450)  $18,451    $9,399
    Adjustments to reconcile net earnings to net
      cash used in operating activities:
       Depreciation and amortization                           1,045       751       528
       Changes in assets and liabilities:
          Accounts receivable                                 28,512   (33,920)  (10,519)
          Inventories                                         (4,733)   (2,483)     (667)
          Tooling and related costs                            3,002    (7,125)       68
          Prepaid expenses and other current assets            2,461    (2,013)   (4,856)
          Other assets                                        (7,780)   (2,260)   (3,026)
          Deferred taxes                                     (17,313)   (1,333)       --
          Accounts payable                                      (499)    2,514     2,168
          Accrued expenses and other liabilities               1,146    10,460      (392)
          Income taxes payable                                  (937)    1,990       232
                                                            --------- --------- ---------

       Net cash used in operating activities                 (24,546)  (14,968)   (7,065)
                                                            --------- --------- ---------
CASH FLOW FROM INVESTING ACTIVITIES:
    Investment in land, building and equipment, net           (1,354)   (2,310)   (1,041)
                                                            --------- --------- ---------

       Net cash used in investing activities                  (1,354)   (2,310)   (1,041)
                                                            --------- --------- ---------
CASH FLOW FROM FINANCING ACTIVITIES:
    Net borrowings (repayments) under notes payable            --      (15,071)    8,100
    Repayments under long-term debt agreements                 --       (4,385)     (194)
    Proceeds from issuance of common stock, net                1,379    64,367         5
    Redemption of preferred stock                              --         (461)       --
    Cost associated with the conversion of debenture
     and the preferred shares exchange                         --       (1,282)       --
    Other, net                                                   (40)       --        --
                                                            --------- --------- ---------

       Net cash provided by financing activities               1,339    43,168     7,911
                                                            --------- --------- ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (24,561)   25,890      (195)

CASH AND CASH EQUIVALENTS AT  BEGINNING OF YEAR               27,920     2,030     2,225
                                                            --------- --------- ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                      $3,359   $27,920    $2,030
                                                            ========= ========= =========

Supplemental disclosure of cash flow information:
    Cash paid for interest                                     $970    $3,231    $3,050
    Cash paid for income taxes                                 $950    $1,747      $390

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY During the year ended December 31, 1996, $14,000 of the Company's 8% convertible subordinated debentures were converted into 1,511,872 shares of its common stock. Deferred loan costs and accrued interest amounting to approximately $505, net, were charged against additional paid-in capital. (See Note E.)

During the year ended December 31, 1996, 1,822,899 depositary shares of the Company's preferred stock were exchanged for 3,359,432 shares of its common stock. (See Note M.)

During the year ended December 31, 1997, the Company issued 3,594,105 warrants with a value of $40,350, in connection with the license agreement with Lucas Licensing Ltd.

         The accompanying notes are an integral part of these Consolidated Financial Statements.

                                   F-6
NOTE A - Summary of Significant Accounting Policies

Organization and Business

Galoob Toys, Inc. and subsidiaries ("the Company") has been engaged in business since 1957 and was originally incorporated in California on November 6, 1968 and reincorporated in Delaware on August 28, 1987. The Company is engaged in the design, development, marketing and distribution of high quality toys worldwide. The Company's products are primarily manufactured in the People's Republic of China ("China").

Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, principally Galco International Toys, Ltd. (formerly known as Galco International Toys, N.V.) ("Galco") and Galoob Direct, Inc. All significant intercompany accounts have been eliminated in consolidation. Certain amounts in the financial statements of prior years have been reclassified to conform with the current year's presentation.

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

                                   F-7
Concentration of Credit Risk

Accounts receivable primarily represent balances due from customers. The Company performs credit evaluations of each of its customers and maintains allowances for potential credit losses believed by management to be adequate. Credit losses have generally been within management's expectations.

Inventories

Inventories are stated at lower of cost (first-in, first-out) or market.

Tooling and Related Costs

Costs incurred for tooling and package design are deferred and amortized over the life of the products, which range from one to two years.

Prepaid Expenses

Prepaid expenses include costs such as those incurred in the creation of television commercials which are deferred and expensed in the year first aired. Prepaid expenses also include prepaid insurance, prepaid samples, prepaid advertising media, and royalty advances.

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

License Rights

License rights are deferred and amortized over the lesser of the estimated life of the products or contractual term, which range from 5 to 12 years. Amortization is based upon future sales of the applicable products.

Research and Development

Research and development costs is expensed as it is incurred. Total expenses for the years ended December 31, 1997, 1996 and 1995 were $9,425,000, $10,210,000 and $7,886,000, respectively.

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

                                   F-8
Earnings Per Share

In December 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share". SFAS 128 redefines earnings per share under generally accepted accounting principles. Under the new standard, primary net income per share is replaced by basic net income per share and fully diluted net income per share is replaced by diluted net income per share. All historical earnings per share information has been restated as required by SFAS 128. Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the periods presented. Diluted net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the periods presented. Stock options and warrants were dilutive in 1995. Diluted earnings per share for the years ended December 31, 1996 and 1997 was the same as basic earnings per share since the effects of any potential dilution was anti-dilutive.

The following is a reconciliation between the components of the basic and diluted net income (loss) per share calculations (in thousands except per share amounts):

                                                                    Year Ended December 31,
                                        ----------------------------------------------------------------------------------
                                                   1997                       1996                       1995
                                        ---------------------------- -------------------------- --------------------------
                                                              Per                         Per                        Per
                                                             Share                       Share                      Share
                                          Loss     Shares    Amount    Loss    Shares   Amount   Income   Shares   Amount
                                        --------- --------- -------- -------- --------- ------- -------- --------- -------
Basic Earnings (Loss) Per Share:
Net earnings (loss) applicable to
common shareholders                       ($29,450)   18,040   ($1.63) ($5,849)  $14,289  ($0.41)  $6,272   $10,071   $0.62

Effect of Delusive Securities:
   Options                                   --        --        --       --       --        --      --       380

Diluted Earnings (Loss) Per Share:
Net earnings (loss) applicable
to common shareholders plus
assumed conversions and exercises        ($29,450)  $18,040   ($1.63) ($5,849)  $14,289  ($0.41)  $6,272   $10,451   $0.60

Recent Accounting Pronouncements

The FASB has recently issued two new standards, SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures and Segments of an Enterprise and Related Information. SFAS No. 130 establishes standards for reporting comprehensive income and its components in a financial statement and display of the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital. The Company does not expect the implementation of SFAS No. 130 to have a significant impact on the

                                   F-9
financial statements. SFAS No. 131 establishes standards for the reporting of selected information about operating segments in annual financial statements and interim financial reports issued to shareholders and the related disclosures about products and services, geographic areas and major customers. The Company is in the process of determining the impact of SFAS No. 131 on the financial statements. The Company will adopt SFAS No. 130 and SFAS No. 131 in the year ending December 31, 1998.

NOTE B - Accounts Receivable, Net (in thousands):
                                            December 31,
                                        -------------------
                                          1997      1996
                                        --------- ---------
Trade receivables                        $85,894  $111,049
Provisions for:
   Advertising allowances                (10,096)   (7,514)
   Return of defective goods                (300)     (700)
   Markdowns and discounts                (2,323)   (1,086)
   Doubtful accounts                        (470)     (597)
                                        --------- ---------
        Net trade receivables             72,705   101,152
Other receivables                          1,105     1,170
                                        --------- ---------
                                         $73,810  $102,322
                                        ========= =========

NOTE C - Inventories (in thousands):
                                            December 31,
                                        -------------------
                                          1997      1996
                                        --------- ---------
Finished goods                           $24,291   $19,667
Raw materials and parts                      416       307
                                        --------- ---------
                                         $24,707   $19,974
                                        ========= =========

NOTE D - Land, Building and Equipment, Net (in thousands):
                                            December 31,
                                        -------------------
                                          1997      1996
                                        --------- ---------

Land and building                         $9,861    $9,851
Office furniture, fixtures and
    equipment                              6,123     5,081
Leasehold improvements                     1,108     1,026
Vehicles                                     103       133
                                        --------- ---------
                                          17,195    16,091
Accumulated depreciation                  (6,744)   (6,078)
                                        --------- ---------
                                         $10,451   $10,013
                                        ========= =========

                                  F-10
NOTE E - Credit Facilities

In 1995, the Company entered into an amended and restated loan and security agreement (the "Loan Agreement") with Congress Financial Corporation (Central) (the "Lender"). On December 19, 1997, the loan agreement was amended, increasing the credit limit to $75 million and extending the term of the loan agreement until December 2000. Borrowing availability is determined by a formula based on both accounts receivable and inventories. The current interest rate is equal to prime with a LIBOR option. The Company also agreed to pay an unused line fee of 0.25% and certain management fees. In consideration of this amendment, the Company paid loan fees of $750,000.
The loan fee is included in other assets and is being amortized straight line over the term of the loan. The Company was in compliance with all debt covenants at December 31, 1997.

No amounts were outstanding on the line of credit at December 31, 1997 and 1996. The maximum outstanding borrowings, average outstanding balances and weighted average rates of interest for the line of credit were as follows (in thousands):

                                                    1997      1996
                                                  --------- ---------
Maximum outstanding at month end                    $9,958   $43,202
Average outstanding amount                           1,765    23,969
Weighted average interest rate for the year            9.5%      9.6%

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

In February 1996, the Company issued a call for the redemption of its 8%
Debentures. This call resulted in the conversion on March 15, 1996, of all $14 million 8% Debentures at $9.26 per share and the issuance of 1,511,872 new shares of common stock. Unamortized debt issuance costs of $833,000 were charged against additional paid-in-capital on conversion of the 8% Debentures.

















                                  F-11
NOTE F - Income Taxes

Earnings (loss) before income taxes and the provision for (benefit from) income taxes are as follows (in thousands):


                                             Years Ended December 31,
                                        -----------------------------
                                          1997      1996      1995
                                        --------- --------- ---------
Earnings (loss) before income taxes:
     Domestic                           ($48,046)  $20,396    $9,288
     Foreign                                 542       540       711
                                        --------- --------- ---------
                                        ($47,504)  $20,936    $9,999
                                        ========= ========= =========



Provision for (benefit from) income taxes:

Current:
    Federal                                ($733)   $2,078      $187
    State                                    (72)    1,689       278
    Foreign                                   64        51       135
                                        --------- --------- ---------
                                            (741)    3,818       600
Deferred:
    Federal                              (15,452)   (1,159)       --
    State                                 (1,861)     (174)       --
                                        --------- --------- ---------
                                        ($18,054)   $2,485      $600
                                        ========= ========= =========

                                  F-12
Deferred tax liabilities (assets) consist of the following (in thousands):

                                                 December 31,
                                        -----------------------------
                                          1997      1996      1995
                                        --------- --------- ---------
Prepaid expenses                          $2,596    $2,321    $2,475
Other temporary differences                2,067     1,024       766
                                        --------- --------- ---------
Gross deferred tax liabilities             4,663     3,345     3,241
                                        --------- --------- ---------

Accrued expenses                          (6,185)   (1,232)     (613)
Other temporary differences               (4,156)   (3,446)   (4,516)

Net operating loss carryforwards         (12,968)      --     (2,567)
Research and development tax credit
  carryforward                             --         --        (765)
                                        --------- --------- ---------
Gross deferred tax assets                (23,309)   (4,678)   (8,461)
                                        --------- --------- ---------
Deferred tax assets valuation allowance      --        --      5,220
                                        --------- --------- ---------
                                        ($18,646)  ($1,333)  $    --
                                        ========= ========= =========


No deferred tax valuation allowance was required at December 31, 1997 since the net deferred tax assets are considered realizable. Valuation allowances were provided in 1995 when realization was uncertain. The net change in the valuation allowance for deferred tax assets was a decrease of $5,220,000, and $2,459,000 in 1996 and 1995, respectively. At December 31, 1997, the Company had federal and state operating loss carryforwards of $12,968,000 which expire in different years through the year 2013.

                                  F-13
The provision for (benefit from) income taxes differs from the provisions determined by applying the applicable U.S. statutory federal income tax rates to pretax earnings (loss) as a result of the following differences:

                                             Years Ended December 31,
                                        -----------------------------
                                          1997      1996      1995
                                        --------- --------- ---------
Federal income taxes
  at the U.S. statutory rate              (35.0%)     35.0%    35.0%

Increase (decrease) in income taxes
resulting from:
  Effects of U.S. and foreign income
  taxes on foreign operations                --        0.2     (1.1)

  State income taxes, net of loss
  carryforwards, less federal tax
  benefits                                 (2.7%)      5.1      2.8

  Benefit of reversing temporary
  differences for which benefits were
  not previously recorded                    --        --     (20.9)

  Loss carryback/carryforward utilized       --      (15.0)   (13.8)

  Tax credits/carryforward utilized          --      (16.4)      --

  Other                                    (0.3)       3.0      4.0
                                        --------- --------- ---------

                                          (38.0%)     11.9%     6.0%
                                        ========= ========= =========

No domestic deferred taxes have been provided on unremitted earnings of the foreign subsidiary. All such earnings are expected to be permanently reinvested in the subsidiary. Undistributed earnings for which the Company has not provided taxes, which may be payable on distribution, were approximately $5,200,000 as of December 31, 1997. No foreign taxes will be withheld on the distribution of the untaxed earnings.

NOTE G - Leases

The Company leases its domestic warehouse and showroom facilities, and its facilities in Hong Kong. The leases have been classified as operating leases and are for terms expiring at various dates through 2006. The Company has a lease option on its domestic warehouse for one five-year term, renewable in the year 2002.

                                  F-14
Future minimum lease payments for all noncancelable operating leases as of December 31, 1997 are as follows (in thousands):

         Years ending December 31,
   1998                                   $2,312
   1999                                    1,836
   2000                                    1,736
   2001                                    1,786
   2002                                      880
   Thereafter                              1,433
                                        ---------
                                          $9,983
                                        =========

Rental expense for the years ended December 31, 1997, 1996 and 1995 was $2,442,000, $1,965,000 and $1,988,000, respectively.

NOTE H - Royalty Contracts

The Company has future minimum royalty guarantee payments as of December 31, 1997 as follows (in thousands):

         Years ending December 31,
     1998                                 $5,375
     1999                                    828
     2000                                    750
                                        ---------
                                          $6,953
                                        =========

$938 of the above amount was reserved for in 1997 in connection with the Company's discontinued product lines. The Company has additional minimum commitments due in connection with the renewal of a worldwide license with Lucas Licensing Ltd. to make small-scale figures, vehicles, playsets and accessories for the next three Star Wars movies. These additional minimum commitments amount to $148.1 million and are due throughout the release schedule of the three new films. The first payment is due upon the theatrical release of the first film, which is anticipated to be in May, 1999.

                                  F-15
 NOTE I - Accrued Expenses (in thousands):

                                            December 31,
                                          1997      1996
                                        --------- ---------
Accrued royalties                         $5,480   $10,797
Accrued compensation and commissions       3,095     6,484
Accrued inventory purchase commitments     3,000     1,414
Accrued legal and litigation               2,477     1,053
Accrued discounts and allowances           2,085     2,127
Other accrued expenses                     5,383     2,805
                                        --------- ---------
                                         $21,520   $24,680
                                        ========= =========



NOTE J - Major Customers

The Company had transactions with one customer, Toys "R" Us, Inc. that accounted for approximately 20%, 23% and 20% of net revenues in 1997, 1996 and 1995, respectively. Wal-Mart accounted for approximately 15%, 13% and 11% of net revenues in 1997, 1996 and 1995, respectively.

NOTE K - Profit Sharing Plan

The Company has a 401(k) profit sharing plan covering all non-union full-time employees. The plan is qualified under Section 401(a) of the Internal Revenue Code so that contributions to the plan by the Company are not taxable until distributed to employees. Contributions under the plan are at the discretion of the Board of Directors and are subject to the amounts allowable under applicable provisions of the Internal Revenue Code. No Company contributions have been made in 1997, 1996 or 1995.

NOTE L - Litigation

In June 1995, the Company filed a declaratory judgment action in the United States District Court for the Northern District of California. The suit named Clemens V. Hedeen, Jr., Patti Jo Hedeen, and various affiliated entities, as defendants, and sought a determination that the Company is not obligated to pay royalties to the defendants under their license agreement on certain specific products sold under the Company's Micro Machines name and trademark. The defendants filed a cross-complaint for breach of this license agreement claiming, among other things, damages for past royalties allegedly due but not paid under the license agreement, and claiming entitlement to additional royalties on future sales of such product. On June 2, 1997, the Company entered into a Settlement & Release Agreement (the "Agreement") with all of the defendants in this pending litigation. Under the Agreement, the litigation was terminated and the various claims and counterclaims were dismissed with prejudice, and the Company acquired all of the outstanding

                                  F-16
rights to its Micro Machines brand. Acquisition of these rights by the Company eliminated all future royalty payments by it to the defendants in connection with the Micro Machines brand, effective after March 31, 1997. Under the agreement, the Company paid the Licensor an initial payment of $22,500,000. Additional amounts with a present value of $4,911,000, as of the agreement date, are due periodically through June 1, 2012.

The Company accounted for this agreement by taking a pre-tax charge of $22,949,000 in the year ended December 31, 1997. The present value of the remaining balance amounting to $4,462,000 was classified as license rights and is being amortized.

In January 1991, the Company, through its wholly owned subsidiary, Galco, filed a lawsuit in Hong Kong against Kader Industrial Co., Ltd. ("Kader"), alleging damages suffered by both Galco and the Company as a result of Kader's defective manufacturing of two lead doll items for the Company's Bouncin' Babies toy line in 1990. Kader filed counterclaims alleging breach of 17 individual contracts. In August 1996, the trial court rendered a decision in favor of Kader on the general issue of liability in this matter, including an award of damages based on Kader's counterclaims which was approximately $250,000, plus prejudgment interest. In addition, the court awarded certain litigation costs to Kader. In March 1998, the Company settled all of the open matters in this litigation. The settlement will not result in any additional material liabilities to the Company.

The Company is involved in various litigation and legal matters which are being defended and handled in the ordinary course of business. None of these matters is expected to result in outcomes having a material adverse effect on the Company's consolidated financial position or results of operation.

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

In February 1996, the Company offered to exchange 1.85 shares of its common stock for each Depositary Share outstanding. This inducement offer was accepted by the owners of 98% of the Depositary Shares resulting in the issuance of 3,336,433 shares of common stock on March 29, 1996. Generally accepted accounting principles require a non-cash charge to reduce Net Earnings Applicable to Common Shares in the calculation of Earnings Per Share for the fair value of the securities issued in excess of the existing conversion rate of approximately 1.185 common shares per Depositary Share. This non-cash charge amounted to $24,279,000, or $1.55 per common share in the year ended December 31, 1996.

                                  F-17
The balance of the Depositary Shares were converted at the specified 1.185 exchange rate or redeemed by the Company in June 1996.

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

NOTE N - Stock Compensation Plans

The Company has four stock compensation plans: the 1984 Employee Stock Option Plan, the 1994 Senior Management Stock Option Plan, the 1995 Non-Employee Directors Stock Option Plan, and the 1996 Share Incentive Plan. The aggregate number of common shares available under these plans are 1,589,997, 800,000, 160,000 and 1,850,000, respectively. There were 1,204,685 and 1,994,029 shares available for future grants under the terms of the Company's stock option plans at December 31, 1997 and 1996, respectively. Stock options outstanding have a term of 10 years and are non-qualified options. An option becomes exercisable at such times and in such installments as set by the Compensation Committee of the Board of Directors. Certain options granted to senior management have vesting schedules that depend on the achievement of designated prices for the Company's common stock and the passage of specific time periods.

                                  F-18
The following table summarizes information about stock option activity for the three years ended December 31, 1997:

                                               Weighted
                                                Average
                                               Exercise
                                      Number     Price
                                        of        Per
                                     Options     Share
                                    ---------- ---------
Outstanding at December 31, 1994    1,131,899     $7.75
Granted                               336,000      6.63
Exercised                              60,575      3.68
Canceled                               77,232      7.56
----------------------------------  ----------
Outstanding at December 31, 1995    1,330,092      7.67
Granted                               380,908     22.38
Exercised                             138,750      7.00
Canceled                               82,500      6.41
----------------------------------  ----------
Outstanding at December 31, 1996    1,489,750     11.57
Granted                               936,000     15.54
Exercised                             114,000      5.84
Canceled                              145,520     18.24
----------------------------------  ----------
Outstanding at December 31, 1997    2,166,230    $13.14
                                    ==========

The following table summarizes information about stock options outstanding at December 31, 1997:

                          Options Outstanding              Options Exercisable
                  ------------------------------------ ------------------------
                                Weighted    Weighted                 Weighted
                     Number      Average     Average      Number      Average
                  Outstanding   Remaining   Exercise   Exercisable   Exercise
    Range of         as of     Contractual  Price per     as of      Price per
 Exercise Prices    12/31/97    Life (1)      Share      12/31/97      Share
----------------- ------------ ----------- ----------- ------------ -----------
 $3.00  -  $9.00      983,342      4.9         8.04       983,342      8.04
 10.25  -  18.13      888,500      9.0        15.37        41,500     12.06
 20.50  -  30.63      294,388      8.4        23.43       112,161     22.80
                  ------------                         ------------
                    2,166,230      7.0       $13.14     1,137,003      9.64
                  ============                         ============

-----------------------
(1) Weighted average remaining contractual life in years.

                                  F-19
There were 1,118,004 and 929,228 options exercisable at weighted average exercise prices per share of $8.69 and $8.11 at December 31, 1996 and 1995, respectively.

As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), effective for 1996, the Company continues to account for stock compensation costs in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation cost been determined based on the fair value at the grant dates for awards under the Company's stock plans in accordance with SFAS No. 123, net income would have been reduced by $2.2 million ($0.12 per share), $1.2 million ($0.09 per share) and $0.6 million ($0.05 per share) in 1997, 1996 and 1995, respectively. As required by SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                     1997      1996      1995
   Historical dividend yield                           0%        0%        0%
   Expected life in years                             4.7       4.4       4.4
   Historical volatility                              66%       60%       65%
   Risk-free rate of return                           6.1%      6.3%      6.1%
The weighted average fair value of
options granted during the year                     $9.21    $12.22     $3.74

NOTE O - Warrants

On July 7, 1988, in consideration for entering into a credit agreement, the Company issued warrants to purchase shares of common stock; in 1996 the remaining outstanding warrants for 392,866 shares were exercised at $4.44 per share. On December 11, 1991, the Company issued warrants to purchase 25,000 shares of common stock at $4.375 per share; all these warrants were exercised in 1996. On November 17, 1993, the Company issued warrants relating to the 8% Debentures to purchase 150,000 shares of common stock at $9.50 per share; warrants for 75,000 shares were exercised in 1996 and warrants for 75,000 shares were exercised in 1997. On October 14, 1997, in consideration for entering into the Lucas Licensing and Lucas Film agreements, the Company issued warrants to purchase 3,580,000 shares of common stock at $15.00 per share. These warrants have a term of 12 years. The agreements contain certain antidilution provisions. In addition, the Company is required to issue additional warrants to the Lucas Companies if the Company grants stock options or other equity securities to employees or directors. This resulted in the issuance in 1997 of warrants to purchase 14,105 additional shares of common stock at $12.56 to $13.88 per share. The warrants were valued at $40,350,000 using the Black-Scholes option pricing model, at the date of issuance. Each warrant provides the Lucas Companies the right to purchase one share of the Company's common stock.

                                  F-20
NOTE P - Related Party Transactions

On August 29, 1996, Mark D. Goldman, President, Chief Executive Officer and Director of the Company, borrowed $950,000 in connection with the purchase of a personal residence and executed a note payable to the Company, which is secured by a second mortgage on such residence. The note was amended and restated on November 17, 1997. Commencing on the first day of September, 1996, principal in the amount of $100 is payable on the first of each month. The note bears interest at a rate of zero percent per annum. The remaining principal balance of the note shall be due and payable on (i) August 30, 2006, or (ii) as governed in the Amended and Restated Note and Mr. Goldman's Severance and Change in Control Agreement, if termination of Mr. Goldman's employment with the Company occurs.

Until May 1996, the Company had retained the legal services of Shereff, Friedman, Hoffman & Goodman, LLP. A partner of Shereff, Friedman, Hoffman & Goodman, LLP was one of the Company's directors until June 1, 1996. The total fees paid to Shereff, Friedman, Hoffman & Goodman, LLP in 1996 and 1995 were approximately $0.2 million and $0.3 million, respectively, exclusive of the director's fees paid to Martin Nussbaum, a partner in the firm of Shereff, Friedman, Hoffman & Goodman, LLP, as compensation for his service as Chairman of the Executive Committee of the Board of Directors.

The Company has retained the insurance brokerage services of Aon Risk Services ("Aon") in recent years. One of the Company's directors was previously the President and Chief Executive Officer of Rollins Real Estate/Investment, a division of Aon. The total amount of insurance premiums paid to Aon in 1997, 1996 and 1995 were approximately $1.4 million, $1.2 million and $1.3 million, respectively. On December 24, 1997, the Company retained the insurance brokerage services of Frank Crystal & Co. of California, Inc. ("Frank Crystal"). Scott R. Heldfond, a Director of the Company is the President and Chief Executive Officer of Frank Crystal. No amounts were paid to Frank Crystal during 1997.

NOTE Q - Disclosure About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

o    Indebtedness from Related Party
     The carrying value of indebtedness from related party is stated at the face value of the note. The fair value of the note at December 31, 1997 was $517,000 based on a discounted cash flow basis.

                                  F-21
NOTE R - Segment Information

The Company's operations are in one industry segment: the sale of toys primarily to major retail outlets. The Company operates in two primary geographic areas, the U.S. and Europe, and there are no sales between geographic areas.

Information about the Company's operations in different geographic locations are as follows (in thousands):

                                              Years Ended December 31,
                                           -----------------------------
                                             1997      1996      1995
                                           --------- --------- ---------
United States
   Non-affiliated customer revenue         $163,276  $196,735  $139,373
   Earnings (loss) from operations          (24,192)   16,930     8,229
   Identifiable assets                      183,768   177,439   111,639

Foreign
   Non-affiliated customer revenue           76,275    88,170    80,671
   Earnings from operations                   2,334     6,734     4,760
   Identifiable assets                       24,015    19,466     8,445

Consolidated
   Net revenues                             239,551   284,905   220,044
   Earnings (loss) from operations          (21,858)   23,664    12,989
   Micro Machines license rights and
     litigation settlement                  (22,949)      --        --
   Interest expense                            (602)   (3,183)   (3,429)
   Other income (expense), net               (2,095)      455       439
                                           --------- --------- ---------
   Earnings (loss) before income taxes      (47,504)   20,936     9,999

   Identifiable assets                     $207,783  $196,905  $120,084

NOTE S - Quarterly Financial Data (Unaudited)

Quarterly financial data for 1997 and 1996 are summarized in the following table:

                       (in thousands, except per share amounts)
                --------------------------------------------------
                                                       Net earnings
                                Net                    (Loss) per
                   Net          Gross     Earnings       Common
                 Revenues      Margin      (Loss)        Share
                -----------   ---------   ---------    ------------
1997:
---------------
1st Quarter        $40,598     $17,744     ($2,326)        ($0.13)
2nd Quarter         52,356      23,484     (13,115)         (0.73)
3rd Quarter         83,248      26,514     (11,135)         (0.62)
4th Quarter         63,349      28,653      (2,874)         (0.16)

1996:
---------------
1st Quarter        $37,522     $15,931     ($4,115)        ($2.71)
2nd Quarter         49,201      22,511         387           0.02
3rd Quarter         88,547      42,957       9,269           0.57
4th Quarter        109,635      59,224      12,910           0.74


                                   SCHEDULE II

                       GALOOB TOYS, INC. AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (in thousands)

                                            Additions
                               Balance at   Charged to               Balance
                               Beginning    Costs and                at end
   Description                 of Period    Expenses   Deductions    of Period
   -----------                 ---------    --------   ----------    ---------
Year ended 12/31/97
Provisions for returns
and allowance                   $12,024     $19,259     $15,996     $15,287

Year ended 12/31/96
Provisions for returns
and allowance                     9,982      15,115      13,073      12,024

Year ended 12/31/95
Provisions for returns
and allowance                     8,097      12,707      10,822       9,982


                                EXHIBIT INDEX
                                -------------

Exhibit No.                     Description
- -----------                     -----------

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

4.1(3)         Form of Certificate for Shares of Common Stock of Company.

4.2(a)(4)      Warrant Agreement, dated as of December 11, 1991, by and between the Company and Shereff, Friedman, Hoffman and Goodman, LLP.

4.2(b)(4)      Warrant Agreement, dated as of November 17, 1993, by and between the Company and Gerard Klauer Mattison & Co., Inc.

4.3(5) Form of Rights Agreement, dated as of January 17, 1990, between the Company and Mellon Securities Trust Company.

4.4(a)(18)     Warrant, dated as of October 14, 1997, between Lucasfilm Ltd.
               and Galoob Toys, Inc.

4.4(b)(18)     Warrant, dated as of October 14, 1997, between Lucas Licensing
               Ltd. and Galoob Toys, Inc.

4.4(c)(18)+    Agreement of Strategic Relationship, dated as of October 14,
               1997, between Lucasfilm Ltd., a California corporation, and Galoob Toys, Inc.

10.1(a)(6)*    Amended and Restated 1984 Employee Stock Option Plan.

10.1(b)(7)*    1994 Senior Management Stock Option Plan.

10.1(c)(8)*    Form of Agreement between each of Mark Goldman, William Catron,
               Lou Novak, Gary Niles, Ronald Hirschfeld and the Company.

10.1(d)(9)*    Form of Amendment No. 1 between each of Mark Goldman, William
               Catron, Lou Novak, Gary Niles, Ronald Hirschfeld and the Company.

10.1(e)(10)    1995 Non-Employee Directors' Stock Option Plan.

10.1(f)(15)*   Galoob Toys, Inc. 1996 Long Term Compensation Plan

10.1(g)(15)*   Galoob Toys, Inc. 1996 Share Incentive Plan

10.1(h)(16)*   Galoob Toys, Inc. Officers Deferred Compensation Plan

10.3* Severance and Change in Control Agreement dated November 17, 1997 between Mark D. Goldman and the Company

10.4(a)(16)*   Agreement, dated January 1, 1997, between William G. Catron and the Company.

10.4(b)(16)*   Agreement, dated January 1, 1997, between Ronald Hirschfeld and the Company.

10.4(c)(16)*   Agreement, dated January 1, 1997, between Roger J. Kowalsky and the Company.

10.4(d)(16)*   Agreement, dated January 1, 1997, between Gary J. Niles and the
               Company.

10.4(e)(16)*   Agreement, dated January 1, 1997, between Louis R. Novak and the
               Company.

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

10.9(b)(14)    Amendment No. 1 to Lease Agreement.

10.9(c)(10)    Lease Agreement, dated December 1, 1995, by and between 200 Fifth
               Avenue Associates, as Lessor, and the Company, as Lessee.

10.9(d)(15)    Lease Agreement, dated December 3, 1996, between Prudential
               Insurance Company of America as Lessor and the Company, as Lessee.

10.10(17)      Settlement and Release Agreement, dated June 2, 1997.

10.11(18)      Toy License Agreement, dated as of October 14, 1997, between
               Lucas Licensing Ltd. and Galoob Toys, Inc.

10.11(c) Trademark License Agreement, dated as of October 14, 1997, between Lucas Licensing, Ltd. and Galoob Toys, Inc.

10.12 Amendment No. 4 to Amended and Restated Loan and Security Agreement, dated December 17, 1997, by and among the Company and Congress Financial Corporation (Central)

21             Subsidiaries of the Company.

23.1           Consent of Independent Public Accountants.

27             Financial Data Schedule

---------------------

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

(10) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1995, filed with the Commission on March 11, 1996.

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

(15) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1996, filed with the Commission on March 31, 1997.

(16) Incorporated by reference to the Company's Form 10-K/A for the fiscal year ended December 1996, filed with the Commission on April 30, 1997.

(17) Incorporated by reference to the Company's Form 10-Q for the six months ended June 30, 1997, filed with the Commission on August 6, 1997.

(18) Incorporated by reference to the Company's Form 10-Q for the nine months ended September 30, 1997, filed with the Commission on November 14, 1997.

* Indicates exhibits relating to executive compensation.

+ Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
1934, as amended.