Form 10-K/A
period 1997-12-31
GALOOB TOYS INC
filed 1998-04-28
CIK 751968

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-K/A

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None



        EXPLANATORY NOTE

This Amendment No.1 on Form 10-K/A amends and restates in their entirety the following items of Part III of the Annual Report on Form 10-K of Galoob Toys, Inc. (the "Company") for the fiscal year ended December 31, 1997 to add information required by Part III Item
10. Directors and Executive Officers of the Registrant; Item 11. Executive Compensation; Item 12. Security Ownership of Certain Beneficial Owners and Management; and Item 13. Certain Relationships and Related Transactions; and an amended Exhibit 23-1.

                                  PART III

Item 10.        Directors and Executive Officers of the Registrant

The directors and executive officers and their respective positions are as follows:


         Name           Age                       Position
----------------------- ---- --------------------------------------------------
 Mark D. Goldman.......  47  President, Chief Executive Officer and Director

 William G. Catron.....  52  Executive Vice President, General Counsel, Chief
                             Administrative Officer and Secretary

 Andrew J. Cavanaugh...  51  Director

 Scott R. Heldfond.....  52  Director

 Ronald D. Hirschfeld..  47  Executive Vice President, International Sales &
                             Marketing

 S. Lee Kling..........  69  Director

 Roger J. Kowalsky.....  63  Executive Vice President and Director

 Gary J. Niles.........  58  Executive Vice President, Marketing and Product
                             Acquisition

 Louis R. Novak........  50  Executive Vice President and Chief Operating
                             Officer

 Craig Louisana........  41  Senior Vice President, Sales

 Kathleen R. McElwee...  43  Senior Vice President and Chief Financial Officer

 Ronnie Soong..........  51  Managing Director of Galco International Toys, Ltd.



        Mark D. Goldman, a Director of the Company since 1987, has served as President and Chief Executive Officer of the Company since June, 1991. From 1987 to 1991, Mr. Goldman served as Executive Vice President and Chief Operating Officer. Prior to 1987, Mr. Goldman served in various executive capacities at Ages Entertainment Software, Inc. (formerly Sega Enterprises, Inc.) and Mattel, Inc. Mr. Goldman's term will expire in 2000.

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

        Scott R. Heldfond, a Director of the Company since 1986, has served as President and Chief Executive Officer of Frank Crystal & Co. of California Inc., an insurance brokerage firm since February 1997. Prior to undertaking his current position, Mr. Heldfond served as Managing Director of Hales Capital Advisors, LLC, an insurance industry merchant bank firm, since January 1995, and he also served as a consultant to AON Risk Services (successor entity to Rollins Hudig Hall and DSI Insurance Services) ("AON"), an insurance broker. From 1992 to 1994, he was President and CEO of Rollins Real Estate/Investment, and prior thereto was President and CEO of DSI Insurance Services. The Company retained the services of AON (with which Mr. Heldfond is no longer associated) for insurance brokerage in 1997. On December 24, 1997, the Company retained the insurance brokerage services of Frank Crystal & Co. of California Inc. Mr. Heldfond's term will expire in 1998.

        Ronald D. Hirschfeld has served as Executive Vice President, International Sales and Marketing of the Company since February 1994.
 From 1989 to 1994, Mr. Hirschfeld served as Senior Vice President, International Sales and Marketing. Mr. Hirschfeld served as Senior Vice President, International Operations from 1987 to 1989 and has held various positions with the Company since 1978.

        S. Lee Kling, a Director of the Company since 1991, has served since 1991 as Chairman of the Board of Kling Rechter & Company, a merchant banking company which operates in partnership with Barclays Bank PLC. Mr. Kling served as Chairman of the Board of Landmark Bancshares Corporation, a bank holding company in St. Louis, Missouri ("Landmark"), until December 1991 when Landmark merged with Magna Group, Inc. Mr. Kling serves on the Boards of Directors of Magna Group, Inc., Falcon Products, Co., Bernard Chaus Inc., Top Air Manufacturing, Inc., National Beverage Corp., Hanover Direct, Inc.
and Electro Rent Corp.  Mr. Kling's term will expire in 1999.

        Roger J. Kowalsky, a Director of the Company since 1994, has served as Executive Vice President of the Company since June 1996, and served as Chief Financial Officer of the Company from June 1996 to December 1997. From 1989 to 1996, Mr. Kowalsky served as Director of the Vermont Studio Center. From 1983 to 1986, Mr. Kowalsky served as Senior Vice President, Finance & Administration for Yale Materials Handling Corporation. From 1969 to 1982, Mr. Kowalsky worked at Pullman Inc., rising to Executive Vice President, Finance and Administration and President of Pullman Trailmobile, a subsidiary of Pullman, Inc. Mr. Kowalsky's term will expire in 1998.

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

        Craig S. Louisana has served as Senior Vice President, Sales of the Company since November 1997. From 1995 to 1997, Mr. Louisana served as Director of Field Sales for the Company and as Senior
Account Executive from 1993 to 1995.  Prior to joining the Company,
Mr. Louisana held various sales positions with Mattel, Inc. and Kenner Toys.

        Kathleen R. McElwee has served as Senior Vice President and Chief Financial Officer of the Company since January 1998. From 1995 to December 1997, Ms. McElwee was Vice President of Corporate Financial Planning, Analysis and Reporting. From 1993 to 1995, Ms. McElwee held various positions with Nissan Motor Corporation. From 1990 to 1993, Ms. McElwee was with Canteen Corporation, a subsidiary of Flagstar Cos., and served as Chief Financial Officer in 1993.

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




SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and any persons who own more than ten percent of the Company's Common Shares to file reports of initial ownership of the Company's Common Stock and subsequent changes in that ownership with the Securities and Exchange Commission and the New York Stock Exchange. Officers, directors and greater than ten-percent beneficial owners are also required to furnish the Company with copies of all
Section 16(a) forms they file. Based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons that no Forms 5 were required, the Company believes that it complied with all Section 16(a) filing requirements during the 1997 fiscal year, except that Kathleen R. McElwee and Craig S. Louisana filed Forms 3 late.

ITEM 11.        Executive Compensation

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

        The following table summarizes the compensation paid by the Company and its subsidiaries, as well as certain other compensation paid or accrued, to the Chief Executive Officer of the Company and the other five most highly compensated executive officers of the Company who earned in excess of $100,000 for the Company's fiscal years ended December 31, 1995, 1996 and 1997 (each person appearing in the table is referred to as a "Named Executive"):


                        SUMMARY COMPENSATION TABLE(1)

                                    Annual Compensation               Long
                                    -------- --------  Other          Term
                                                       Annual       Compen-   All other
                                                      Compen-        sation    Compen-
                                     Salary   Bonus    sation      ----------  sation
Name and Principal Position  Year     ($)      ($)      ($)        Options(#)  ($)(2)
-------------------------- -------- -------- -------- --------     ---------- ---------

Mark D. Goldman               1997  500,000        0   89,130  (3)   150,000     5,140
  President and Chief         1996  500,000  937,500        0         36,140     4,660
  Executive Officer           1995  400,000  750,000        0        200,000     3,980

Gary J. Niles                 1997  335,000        0        0         75,000     2,250
  Executive Vice President,   1996  320,417  418,750        0         28,130     2,550
  Marketing and Product       1995  300,000  360,000        0              0     1,440
  Acquistion

Louis R. Novak                1997  300,000        0        0         75,000       870
  Executive Vice President    1996  291,169  375,000        0         28,130       870
  and Chief Operating         1995  272,803  334,567        0              0       870
  Officer

William G. Catron             1997  252,825        0        0         60,000     1,440
  Executive Vice President,   1996  248,289  316,031        0         24,520     1,440
  General Counsel, Chief      1995  236,729  217,745        0              0       870
  Administrative Officer
  and Secretary

Ronald D. Hirschfeld          1997  251,057        0        0         60,000       870
  Executive Vice President,   1996  246,552  313,821        0         24,520       870
  International Sales and     1995  235,073  216,222        0              0     1,440
  Marketing

Roger J. Kowalsky             1997  259,992        0   46,535  (4)    60,000     3,510
  Executive Vice President    1996  128,330  325,000        0        114,440     1,685
  and Director                1995        0        0        0              0         0




(1) Other than as provided in this table, there were no other transactions among the Named Executives and the Company which are required to be reported in this table.

(2) These amounts represent premiums paid by the Company with respect to term life insurance.

(3)     This amount includes $68,452 of imputed interest from Mr.
Goldman's note payable to the Company.

(4) This amount represents $32,135 and $14,400 paid to Mr. Kowalsky for relocation and auto allowance respectively.



                            STOCK OPTIONS

        The following table contains information concerning the grant of stock options to the Named Executives during the Company's last fiscal year:



                        OPTION GRANTS IN LAST FISCAL YEAR


                                              Individual Grants
                                           -------------- ---------

                                              % of Total
                                Shares of        Options
                             Common Stock     Granted to
                               Underlying   Employees in  Exercise              Grant Date
                                  Options    Fiscal Year     Price  Expiration Present Value
Name                              Granted   (of 928,000)    ($/US)       Date       ($)(1)
-------------------------- --------------- -------------- --------- ---------- ------------
Mark D. Goldman                   150,000           16.2%    15.75    1/27/07    1,399,500

Gary J. Niles                      75,000            8.1%    15.75    1/27/07      699,825

Louis R. Novak                     75,000            8.1%    15.75    1/27/07      699,825

William G. Catron                  60,000            6.5%    15.75    1/27/07      559,860

Ronald D. Hirschfeld               60,000            6.5%    15.75    1/27/07      559,860

Roger J. Kowalsky                  60,000            6.5%    15.75    1/27/07      559,860


(1) The Grant Date Present Values were determined using the Black-Scholes option pricing model. Assumptions used for the model are as follows: an option term of 4.7 years, stock volatility of 66%, dividend yield of 0%, and a risk-free rate of return of 6.1%. Options will only have values to the extent the Common Stock Price exceeds the Exercise Prices above. To fully realize the aggregate values shown above, based upon the Black-Scholes option model, the Common Stock price must exceed $25 per share; the options in the above table vest at prices ranging from $25 to $35. The Grant Date Present Values do not take into account risk factors such as non-transferability and limits on exercisability. The Black-Scholes option pricing model is a commonly utilized model for valuing options. The model assumes that the possibilities of future stock returns (dividends plus share price appreciation) resemble a normal "bell-shaped" curve. In assessing the Grant Date Present Values indicated in the above table, it should be kept in mind that no matter what theoretical value is placed on an option on the date of grant, the ultimate value of the option is dependent on the market value of the Common Stock at a future date, which will depend to a large degree on the efforts of the Named Executives to bring future success to the Company for the benefit of all stockholders.

The Company does not currently grant stock appreciation rights.




AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
OPTION VALUES

        The following table sets forth information with respect to the options exercised by the Named Executives during the 1997 fiscal year and the unexercised options held by the Named Executives as of the end of the 1997 fiscal year.

                                                   Number of Securities   Value of Unexercised
                                                  Underlying Unexercised      In-the-Money
                       Shares                        Options at Fiscal      Options at fiscal
                      Acquired                         Year End (#)          Year-End ($)(1)
                         on          Value     ------------ ------------  ---------- ------------
Name                Exercise (#) Realized ($)  Exercisable  Unexercisable Exercisable Unexercisable
------------------  ------------ ------------- ------------ ------------  ---------- ------------
Mark D. Goldman               0             0      454,630      186,140   1,264,873            0
Gary J. Niles                 0             0      167,950       93,050     187,471            0
Louis R. Novak                0             0      167,950       93,050     187,471            0
William G. Catron             0             0       96,191       74,440     102,257            0
Ronald D. Hirschfeld          0             0       66,191       74,440      66,632            0
Roger J. Kowalsky             0             0      104,000       74,440       4,375            0



(1) The closing sales price of the Common Stock on the New York Stock Exchange on December 31, 1997 was $10.19 per share.






        EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AGREEMENTS

        Effective as of November 17, 1997, the Company entered into a Severance and Change in Control Agreement (the "Agreement") with Mark Goldman, which supersedes and terminates a previous Severance Agreement dated October 27, 1994. The Agreement sets forth certain benefits which are payable if Mr. Goldman's employment is terminated for various reasons, including termination by the Company (or its successor) or by him of his employment either prior to or following a change in control of the Company, as follows (the "Severance Payment"):

                (i) If Mr. Goldman is terminated for other than cause (as defined in the Agreement) prior to a Change in Control (as defined in the Agreement), or if Mr. Goldman terminates his employment for good reason (as defined in the Agreement) prior to a Change in Control, the Agreement provides that the Company shall pay to Mr. Goldman a lump sum payment equal to (a) three times Mr. Goldman's annual base salary, (b) three times an amount equal to the largest dollar bonus paid (including any bonus amount that was deferred by Mr. Goldman) in the last five years, including the year in which Mr. Goldman's termination of employment occurs (the "Owed Bonus"), and (c) three times the annual car allowance in effect for Mr. Goldman at the time of employment termination and three times the annual insurance, maintenance and gasoline costs incurred for Mr. Goldman's vehicle during his last full year of employment with the Company. The Agreement further states that the Company shall continue to provide Mr. Goldman with medical, health and welfare and insurance benefits for a period of three years from the date of Mr. Goldman's termination.

                (ii) If Mr. Goldman is terminated by the Company for other than cause within twenty-four months following a Change in Control, or if Mr. Goldman terminates his employment for good reason within twenty-four months following a Change in Control, the Agreement provides that the Company shall pay to Mr. Goldman a lump sum payment equal to (a) three times Mr.
Goldman's annual base salary, (b) three times the Owed Bonus,
(c) three times the annual car allowance in effect for Mr.
Goldman at the time of employment termination and three times the annual insurance, maintenance and gasoline costs incurred for Mr. Goldman's vehicle during his last full year of employment with the Company, and (d) the amount of $948,400
(the "Special Payment") and an additional lump sum payment (the
"Make-Whole Payment") in such an amount as to pay any income taxes and employment taxes on the Special Payment or the Make-
Whole Payment and as to pay the value of the lost tax benefit caused by the loss of any tax deduction resulting from Mr.
Goldman's receipt of the Special Payment or the Make-Whole
Payment. The Agreement further states that the Company shall continue to provide Mr. Goldman with medical, health and welfare and insurance benefits for a period of three years following the date of Mr. Goldman's termination.

                (iii) If Mr. Goldman is terminated for cause, or if Mr. Goldman terminates his employment for any reason other than for good reason, the Agreement provides that the Company must pay to Mr. Goldman his unpaid compensation for services prior to termination, the value of any accrued unused vacation pay to the date of termination, and any amounts owed to Mr. Goldman pursuant to any deferred compensation plan.

        The maximum Severance Payment that the Company would have been required to make under the Agreement if such amount became payable in the fiscal year 1997 was approximately $6,216,575. In addition, the Agreement contains a "gross-up" provision which provides that, to the extent that any Severance Payment is subject to certain excise taxes occurring as a result of a Change in Control, the Company would make an additional gross-up payment so that Mr. Goldman would retain an amount of the Severance Payment equal to the amount he would have retained had there been no such excise taxes. Mr. Goldman is employed by the Company as its President and Chief Executive Officer without an employment agreement. The Company has purchased a life insurance policy in a $2,000,000 face amount for Mr. Goldman, who designated the beneficiary of such insurance policy.

        Each of the Executive Vice Presidents of the Company named in the Summary Compensation Table, entered into a Severance and Change in Control Agreement (the "Severance and Change in Control Agreements") with the Company, dated as of January 1, 1997, as amended on August 13, 1997 and December 15, 1997. The Severance and Change in Control Agreements provide, among other things, that if the executive is terminated other than for Cause the executive is entitled to continue to receive his salary and certain benefits (excluding the continuation of any bonus) for a period of twelve months. These severance payments will be reduced in the event that the executive commences regular full-time employment during such period. If there is a Change in Control (as defined in the Severance and Change in Control Agreements) and the executive's employment is terminated voluntarily or involuntarily (other than for Cause) prior to the first anniversary of a Change in Control, the above-described severance package is replaced with a lump sum payment equal to three times such executive's annual salary and bonus (as described in the Severance and Change in Control Agreements), plus the continuation of certain benefits for a thirty-six month period of time. If the executive's employment is terminated involuntarily by the Company (other than for Cause) during the next twelve months following the first anniversary of a Change in Control, the executive is entitled to continue to receive his salary and certain benefits (excluding the continuation of any bonus) for a period of up to twenty-four months.
 Any payment or benefit received pursuant to the Severance and Change in Control Agreements will be reduced to the extent that such payment or benefit would be subject to certain excise taxes occurring as a result of a Change in Control. The Executive Vice Presidents of the Company named in the Summary Compensation Table are each employed by the Company in their respective positions without an employment contract.

ITEM 12.        Security Ownership of Certain Beneficial Owners and
                Management

        The following table sets forth certain information as of March 31, 1998 with respect to the Common Stock of the Company beneficially owned by (a) all persons known to the Company to own beneficially more than 5% of the Common Stock of the Company, (b) all directors and nominees, (c) the Named Executives (as defined under the caption "Executive Compensation") and (d) all executive officers and directors of the Company as a group.





                                                     Amount and      Percent of
                                                     Nature of         Common
                                                     Beneficial        Stock
Name of Beneficial Owner(1)                         Ownership(2)    Ownership(2)
--------------------------                          ------------   ------------

Lucas Licensing (3)                                  2,130,000          10.5%
Public Employees Retirement System of Ohio(4)        1,600,000           8.8%
Lucasfilm Ltd.(5)                                    1,450,000           7.4%
State of Wisconsin Investment Board(6)               1,313,000           7.3%
Mellon Bank Corporation(7)                           1,155,489           6.4%
William G. Catron(8)                                   126,917            *
Andrew J. Cavanaugh(9)                                   9,700            *
Mark D. Goldman(10)                                    609,041           3.3%
Scott R. Heldfond(11)                                   11,450            *
Ronald D. Hirschfeld(12)                                66,244            *
S. Lee Kling(13)                                        13,000            *
Roger Kowalsky(14)                                     106,550            *
Gary J. Niles(15)                                      167,950            *
Louis R. Novak(16)                                     178,410            *
All executive officers and directors as a
  group (consisting of 12 persons)(17)               1,325,905           6.8%
---------------
* Less than 1%.


(1) Unless otherwise indicated, beneficial owner's address is Company's address at 500 Forbes Boulevard, South San Francisco,
California 94080.

(2) This table identifies persons having sole voting and/or investment power with respect to the shares of Common Stock set forth opposite their names as of March 31, 1998, according to the information furnished to the Company by each of them. A person is deemed to be the beneficial owner of shares of Common Stock that can be acquired by such person within 60 days from March 31, 1998 upon the exercise of options. Percentage of Common Stock ownership is based on a total of 18,109,164 shares of Common Stock outstanding and assumes in each case that the person only, or group only, exercised his or its rights to purchase all shares of Common Stock underlying the options.

(3) Address is PO Box 2009, San Rafael, CA 94912. Includes options to purchase 2,130,000 shares of Common Stock.
(4)  Address is 277 East Town Street, Columbus, OH 43215.

(5) Address is PO Box 2009, San Rafael, CA 94912. Includes options to purchase 1,450,000 shares of Common Stock.

(6)  Address is PO Box 7842, Madison, WI 53707.

(7)  Address is One Mellon Bank Center, Pittsburgh, PA 15258.

(8)  Includes options to purchase 96,191 shares of Common Stock.

(9)  Includes options to purchase 8,000 shares of Common Stock.

(10) Includes options to purchase 454,630 shares of Common Stock.

(11) Includes options to purchase 8,000 shares of Common Stock.

(12) Includes options to purchase 66,191 shares of Common Stock.

(13) Includes options to purchase 8,000 shares of Common Stock.

(14) Includes options to purchase 104,000 shares of Common Stock.

(15) Includes options to purchase 167,950 shares of Common Stock.

(16) Includes options to purchase 167,950 shares of Common Stock.

(17) Includes an aggregate of options to purchase 1,032,256 shares of Common Stock.

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


        DIRECTOR COMPENSATION

        Directors, who are not full-time employees of the Company, each received in fiscal year 1997 an annual director's fee of $15,000 plus $500 for each meeting of the Board of Directors or any committee thereof attended by such director. Furthermore, directors who were not full-time employees of the Company received an option immediately exercisable into 2,000 shares of Common Stock on July 1, 1995 and have received and will receive an option immediately exercisable into 2,000 shares of Common Stock on January 1 of each year thereafter until they no longer serve as directors of the Company. The exercise price of such options shall be at the market price on the date such options are received. All directors are reimbursed by the Company for out-of-pocket expenses incurred by them as directors of the Company.



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

      (a) 3. Exhibits


Exhibit No.                     Description
------------                     -----------

3.1(a)(1)       Certificate of Incorporation.

3.1(b)(1)       Amendment to Certificate of Incorporation.

3.2(2)          Bylaws.

4.1(3)          Form of Certificate for Shares or Common Stock of Company.

4.3(5)          Form of Rights Agreement, dated as of January 17,
                1990, between the Company and Mellon Securities Trust Company.
4.4(a)(16)      Warrant, dated as of October 14, 1997, between Lucasfilm
                Ltd. and Galoob Toys, Inc.

4.4(b)(16)      Warrant, dated as of October 14, 1997, between Lucas
                Licensing Ltd. and Galoob Toys, Inc.

4.4(c)(16)      Agreement of Strategic Relationship, dated as of October
                14, 1997, between Lucasfilm Ltd., a California corporation, and Galoob Toys, Inc.

10.1(a)(5)*     Amended and Restated 1984 Employee Stock Option Plan.

10.1(b)(6)*     1994 Senior Management Stock Option Plan

10.1(c)(7)*     Form of Agreement between each of Mark Goldman, William
                Catron, Lou Novak, Gary Niles, Ronald Hirschfeld and the
                Company.

10.1(d)(8)*     Form of Amendment No. 1 between each of Mark Goldman,
                William Catron, Lou Novak, Gary Niles, Ronald Hirschfeld and the Company.

10.1(e)(9)      1995 Non-Employee Directors' Stock Option Plan.

10.1(f)(13)*    Galoob Toys, Inc. 1996 Long Term Compensation Plan

10.1(g)(13)*    Galoob Toys, Inc. 1996 Share Incentive Plan

10.1(h)(14)*    Galoob Toys, Inc. Officer's Deferred Compensation
Plan

10.3(17)*       Severance and Change in Control Agreement dated November
                17, 1997 between Mark D. Goldman and the Company.

10.4(a)(14)*    Agreement, dated January 1, 1997, between William
                G. Catron and the Company.

10.4(b)(14)*    Agreement, dated January 1, 1997, between Ronald
                Hirschfeld and the Company.

10.4(c)(14)*    Agreement, dated January 1, 1997, between Roger J.
                Kowalsky and the Company.

10.4(d)(14)*    Agreement, dated January 1, 1997, between Gary J.
                Niles and the Company.

10.4(e)(14)*    Agreement, dated January 1, 1997, between Louis R.
                Novak and the Company.

10.5(e)(8)      Amended and Restated Loan and Security Agreement, dated
                as of March 31, 1995, by and among the Company and Congress Financial Company (Central).

10.6(a)*        Amendments to Agreement, dated August 13 and
                December 15, 1997 between William G. Catron and the Company.

10.6(b)*        Amendments to Agreement, dated August 13 and
                December 15, 1997 between Ronald Hirschfeld and the Company.

10.6(c)*        Amendments to Agreement, dated August 13 and
                December 15, 1997 between Roger J. Kowalsky and the Company.

10.6(d)*        Amendments to Agreement, dated August 13 and
                December 15, 1997 between Gary J. Niles and the Company.

10.6(e)*        Amendments to Agreement, dated August 13 and
                December 15, 1997 between Louis R. Novak and the Company.

10.7(a)(11)     License Agreement, dated May 4, 1990, by and among the
                Company as Licensee, Codemasters Software Company, Ltd.
                and America Corporation, Limited.

10.7(b)(11)     Amendment No. 1 dated June 1991 to License Agreement
                dated May 4, 1990.

10.7(c)(11)     Amendment No. 2 dated December 23, 1991 to License
                Agreement, dated May 4, 1990.

10.7(d)(11)     European License Agreement, dated December 23, 1991, by
                and between Codemasters Software Company, Ltd. and the Company.

10.7(e)(11)     Third Amendment to United States License and First
                Amendment to European License, dated November 4, 1992.

10.7(f)(8)      Fourth Amendment to United States License Agreement,
                dated October 14, 1994.

10.8(10)        Agreement of Purchase and Sale, dated October 22,
                1986, by and between AT Building Company, as Seller, and the Company, as Buyer.

10.9(a)(2)      Lease Agreement, dated March 12, 1982, by and between
                Lincoln Alvarado and Patrician Associate, Inc., as
                Lessor, and the Company, as Lessee.

10.9(b)(12)     Amendment No. 1 to Lease Agreement.

10.9(c)(9)      Lease Agreement, dated December 1, 1995, by and between
                200 Fifth Avenue Associates, as Lessor, and the Company, as Lessee.

10.9(d)(13)     Lease Agreement, dated December 3, 1996, between
                Prudential Insurance Company of America as Lessor and the
                Company, as Lessee.

10.10(15)       Settlement and Release Agreement, dated June 2, 1997.

10.11(16)+      Toy License Agreement, dated as of October 14, 1997,
                between Lucas Licensing Ltd. and Galoob Toys, Inc.

10.11(c)(17)    Trademark License Agreement, dated as of October
                14, 1997, between Lucas Licensing, Ltd. and Galoob Toys, Inc.

10.12(17)       Agreement No. 4 to Amended and Restated Loan and Security
                Agreement, dated December 17, 1997, by and among the Company and Congress Financial Corporation (Central).


21(17)          Subsidiaries of the Company

23.1            Consent of Independent Public Accountants

27(17)          Financial Data Schedule
-------------------------------------------------


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

(3)     Incorporated by reference to the Company's Registration
        Statement on Form S-3, filed with the Commission on February 26, 1990.

(4)     Incorporated by reference to the Company's Registration
        Statement on Form 8-A, filed with the Commission on January 23, 1990.

(5)     Incorporated by reference to the Company's Registration
        Statement on Form S-8, Registration No. 33-56585, filed with the Commission on November 23, 1994.

(6)     Incorporated by reference to the Company's Registration
        Statement on Form S-8, Registration No. 33-56587, filed with the Commission on November 23, 1994.

(7)     Incorporated by reference to the Company's Registration
        Statement on Form S-8, Registration No. 33-56589, filed with the Commission on November 23, 1994.

(8) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1994, filed with the Commission on March 31, 1995.

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


(14) Incorporated by reference to the Company's Form 10-K/A for the fiscal year ended December 31, 1996, filed with the Commission on April 30, 1997.

(15) Incorporated by reference to the Company's Form 10-Q for the six months ended June 30, 1997, filed with the Commission on August 6, 1997.

(16) Incorporated by reference to the Company's Form 10-Q for the nine months ended September 30, 1997, filed with the Commission on November 14, 1997.

(17) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1997, filed with the Commission on March 27, 1998.




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


Dated:
April 28, 1998