Form 10-Q
period 1998-03-31
GALOOB TOYS INC
filed 1998-05-14
CIK 751968

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)

      X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     ---                      EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1998

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     ---                      EXCHANGE ACT OF 1934

                 For the transition period from        to
                                                ------    ------
                          Commission file number 1-9599

                                GALOOB TOYS, INC
             (Exact name of registrant as specified in its charter)


         Delaware                                      94-1716574
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

500 Forbes Boulevard, South San Francisco, California             94080
       (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code  (650) 952-1678



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

         Common stock, par value $.01, 18,109,864 as of March 31, 1998.

                       GALOOB TOYS, INC. AND SUBSIDIARIES
                                      INDEX


PART 1 - FINANCIAL INFORMATION

  Item 1                                                              Page
   - Consolidated Balance Sheets

   - Consolidated Statements of Operations

   - Consolidated Statements of Cash Flows

   - Notes to Consolidated Financial Statements

  Item 2

   - Management's Discussion and Analysis of Financial Condition and Results of Operations


PART 2 - OTHER INFORMATION

  Item 1
   - Legal Proceedings

  Item 6
   - Exhibits and Reports on Form 8-K


SIGNATURE

                       GALOOB TOYS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except shares and per share data)

                                                                   March 31,     March 31,     Dec. 31,
                                                                       1998          1997         1997
                                                                   -----------   -----------   -----------
                                                                   (Unaudited)   (Unaudited)
ASSETS
Current Assets:
      Cash and cash equivalents                                       $26,549       $32,271        $3,359
      Accounts receivable, net                                         30,151        71,141        73,810
      Inventories                                                      21,980        17,729        24,707
      Tooling and related costs                                        12,774        16,439        12,434
      Prepaid expenses and other assets                                15,451        20,192         9,900
      Deferred income taxes                                               --          2,404           --
                                                                   -----------   -----------   -----------
                Total Current Assets                                  106,905       160,176       124,210
Land, building and equipment, net                                      10,356        10,550        10,451
Indebtedness from related party                                           950           950           950
Other assets                                                            9,653         4,094        10,276
License rights                                                         43,046          --          43,250
Deferred income taxes                                                  20,031          --          18,646
                                                                   -----------   -----------   -----------
                Total Assets                                         $190,941      $175,770      $207,783
                                                                   ===========   ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
      Accounts payable                                                 $9,982       $11,628       $19,156
      Accrued expenses                                                 15,866        14,571        21,520
      Income taxes payable                                                815           516           734
      Other current liabilities                                            66            10           --
                                                                   -----------   -----------   -----------
                Total Current Liabilities                              26,729        26,725        41,410
Other liabilities                                                       4,404            18         4,343
Deferred income taxes                                                     --          1,071           --
                                                                   -----------   -----------   -----------
                Total Liabilities                                      31,133        27,814        45,753
                                                                   -----------   -----------   -----------
SHAREHOLDERS' EQUITY
       Preferred stock
           Authorized 1,000,000 shares                                    --            --            --
       Common stock, par value $.01 per share
           Authorized 50,000,000 shares
           Issued and outstanding 18,109,864 shares,
           18,019,864 shares and 18,108,864 shares                        181           180           181
       Warrants                                                        40,369           --         40,350
       Additional paid-in capital                                     171,752       170,865       171,745
       Retained earnings (deficit)                                    (51,930)      (22,558)      (49,682)
       Cumulative translation adjustment                                 (564)         (531)         (564)
                                                                   -----------   -----------   -----------
                Total Shareholders' Equity                            159,808       147,956       162,030
                                                                   -----------   -----------   -----------
                Total Liabilities and Shareholders' Equity           $190,941      $175,770      $207,783
                                                                   ===========   ===========   ===========

       The accompanying notes are an integral part of these Consolidated Financial Statements.

                       GALOOB TOYS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                   (Unaudited)


                                              Three Months Ended
                                                    March 31,
                                             -------------------
                                                1998      1997
                                             --------- ---------
Net revenues                                  $30,262   $40,598
Costs of products sold                         16,678    22,854
                                             --------- ---------
Gross margin                                   13,584    17,744
Operating expenses:
      Advertising and promotion                 4,446     7,386
      Other selling and administrative          7,119     8,007
      Royalties, research and development       5,777     6,564
                                             --------- ---------
      Total operating expenses                 17,342    21,957
                                             --------- ---------
Earnings (loss) from operations                (3,758)   (4,213)
Interest expense                                 (191)      (69)
Other income (expense), net                       316       469
                                             --------- ---------
Earnings (loss) before income taxes            (3,633)   (3,813)
Income tax benefit                             (1,385)   (1,487)
                                             --------- ---------
Net earnings (loss)                           ($2,248)  ($2,326)
                                             ========= =========

Average common shares outstanding              18,110    17,964

Net earnings (loss) per common share           ($0.12)   ($0.13)




        The accompanying notes are an integral part of these Consolidated Financial Statements.

                       GALOOB TOYS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands, except shares)
                                   (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                          -------------------
                                                             1998      1997
                                                          --------- ---------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net earnings (loss)                                     ($2,248)  ($2,326)
   Adjustments to reconcile net earnings
   (loss) to net cash provided by
   operating activities:
      Depreciation and amortization                            440       238
      Changes in assets and liabilities:
        Accounts receivable                                 43,659    31,181
        Inventories                                          2,727     2,245
        Tooling and related costs                             (340)   (1,003)
        Prepaid expenses and other current assets           (5,551)   (7,831)
        Other assets                                           666       895
        Deferred taxes                                      (1,385)      --
        Accounts payable                                    (9,174)   (8,027)
        Accrued expenses and other liabilities              (5,527)  (10,109)
        Income taxes payable                                    81    (1,155)
                                                          --------- ---------
   Net cash provided by operating activities                23,348     4,108
                                                          --------- ---------
CASH FLOW FROM INVESTING ACTIVITIES:
   Investment in land, building and
        equipment, net                                        (165)     (239)
                                                          --------- ---------
   Net cash used in investing activities                      (165)     (239)
                                                          --------- ---------
CASH FLOW FROM FINANCING ACTIVITIES:
   Repayments under long-term debt agreements                    --       (9)
   Proceeds from issuance of common stock                        7       575
   Other, net                                                    --      (84)
                                                          --------- ---------
   Net cash provided by financing activities                     7       482
                                                          --------- ---------
INCREASE IN CASH AND CASH EQUIVALENTS                       23,190     4,351

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             3,359    27,920
                                                          --------- ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $26,549   $32,271
                                                          ========= =========

       The accompanying notes are an integral part of these Consolidated Financial Statements.

                       GALOOB TOYS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 1998
                                   (Unaudited)


NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheets as of March 31, 1998 and 1997 and the consolidated statements of operations for the three month periods ended March 31, 1998 and 1997 and the consolidated statements of cash flows for the three month periods ended March 31, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1998 and 1997 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997. Certain amounts in the financial statements of prior years have been reclassified to conform with the current year's presentation.

The results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the operating results for the full year.


NOTE B - LOAN AGREEMENT

On April 1, 1993, the Company entered into a Loan and Security Agreement with Congress Financial Corporation. On March 31, 1995, this original agreement was amended and restated in full including increasing the credit limit to $40 million, with a provision to increase the limit to $60 million at the option of the Company. On December 19, 1997, the loan agreement was amended, increasing the credit limit to $75 million and extending the term of the loan agreement until December 2000 . Borrowing availability is determined by a formula based on both accounts receivable and inventories. The current interest rate is equal to prime with a LIBOR option. The Company also agreed to pay an unused line fee of 0.25% and certain management fees. In consideration of this amendment, the Company paid loan fees of $750,000. The loan fee is included in other assets and is being amortized straight-line over the term of the loan.

NOTE C - INVENTORIES
(in thousands)


                                 March 31              December 31
                              1998        1997               1997
                         ----------  ----------       -----------
Finished goods             $21,485     $17,293           $24,291
Raw materials and parts        495         436               416
                         ----------  ----------       -----------
                           $21,980     $17,729           $24,707
                         ==========  ==========       ===========



NOTE D - RESEARCH AND DEVELOPMENT

Research and development expenses amounted to $1.2 million and $2.8 million for the three months ended March 31, 1998 and 1997, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

The following table sets forth for the periods indicated the percentage relationships between revenues and certain expense and earnings items:

                                              Three Months Ended
                                                    March 31,
                                             -------------------
                                                 1998      1997
                                             --------- ---------
Net revenues                                    100.0%    100.0%
Costs of products sold                           55.1%     56.3%
                                             --------- ---------
Gross margin                                     44.9%     43.7%
Operating expenses:
      Advertising and promotion                  14.7%     18.2%
      Other selling and administrative           23.5%     19.7%
      Royalties, research and development        19.1%     16.2%
                                             --------- ---------
      Total operating expenses                   57.3%     54.1%
                                             --------- ---------
Earnings (loss) from operations                 -12.4%    -10.4%
Interest expense                                 -0.6%     -0.2%
Other income (expense), net                       1.0%      1.2%
                                             --------- ---------
Earnings (loss) before income taxes             -12.0%     -9.4%
Income tax benefit                                4.6%      3.7%
                                             --------- ---------
Net earnings (loss)                              -7.4%     -5.7%
                                             ========= =========

Net revenues decreased 25% to $30.3 million in the first quarter of 1998 as compared to $40.6 million in the first quarter of 1997. Domestic sales decreased 35% to $20.5 million while international sales increased 5% to $9.8 million.

The Company's worldwide sales of boys' toys decreased 64% in the first quarter of 1998 as compared to the first quarter of 1997. Sales for the first quarter of 1997 were driven by the demand for Star Wars (TM) toys created by the theatrical release of the Star Wars Trilogy Special Edition in that quarter. The absence of a similar film event in the first quarter of 1998 led to comparatively lower worldwide sales of boys' toys.

The Company's worldwide sales of girls' toys increased 108% in the first quarter of 1998 as compared to the first quarter of 1997. This increase was attributable to sales of the Company's Spice Girls (TM) and Anastasia (TM) product lines.

Gross margin decreased $4.1 million to $13.6 million in the first quarter of 1998 from $17.7 million in the first quarter of 1997. The lower sales volume decreased gross margin by $4.5 million and an increase in the gross margin rate accounted for $0.4 million. The gross margin rate increased to 44.9% in the first quarter of 1998 as compared to 43.7% in the first quarter of 1997. The increase in the gross margin rate was primarily attributable to a reduction of sales of discontinued products in the current year, which normally sell at little or no margin partially offset by higher tooling and packaging development costs and an increase in international sales as a percentage of worldwide sales.
The Company's gross margin on international sales is significantly lower than domestic sales because the Company's prices on international sales are lower than the prices for identical items sold domestically. This is because the Company's international customers are distributors who are responsible for selling to retailers. As such, the distributors incur the costs of importing, selling to retailers, and promoting the products to the consumer. In contrast, these selling and promotion activities are undertaken by the Company domestically.

Advertising and promotion expenses were $4.4 million, or 14.7% of net revenues in the first quarter of 1998, as compared to $7.4 million, or 18.2% of net revenues in the first quarter of 1997. The decrease in advertising and promotion expenses was primarily attributable to a reduction in television advertising, trade show and product promotion expenses.

Other selling and administrative expenses were $7.1 million in the first quarter of 1998 as compared to $8.0 million in the first quarter of 1997. This decrease was primarily related to lower personnel costs as well as lower freight expenses due to the reduction in domestic sales.

Royalties, research and development expenses were $5.8 million, or 19.1% of net revenues in the first quarter of 1998 as compared to $6.6
million, or 16.2% of net revenues in the first quarter of 1997.   The
increase in royalties, research and development expenses as a percentage of net revenues was primarily attributable to higher royalty expenses, partially offset by reductions in research and development spending.

Interest expense and other income in the first quarter of 1998 were relatively unchanged from the first quarter of 1997.

The income tax benefit in the first quarter of 1998 and 1997 reflects the quarterly application of the estimated annual rate based upon projected full year earnings.


Disclosure Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q Report, including, without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve known and unknown risks, uncertainties and other important factors that could cause actual results, performance or achievements of results to differ materially from any future results, performance or achievements, expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include among others: the Company's dependence on timely development, introduction and customer acceptance of continuing and new products (including those products to be developed under the new Star Wars license); the continuing trend of increased concentration of the Company's revenues in the second half of the fiscal year, together with the increased reliance by retailers on quick response inventory management, which increases the risk of the Company's underproduction of popular items, overproduction of less popular items and failure to achieve tight and compressed shipping schedules; possible weakness of the Company's markets; the impact of competition on revenues, margin and pricing; the effect of currency fluctuations; other risks and uncertainties as may be disclosed from time to time in the Company's public announcements; the gross national product in the United States and other countries, which also influences demand for the Company's products; customer inventory levels; and the cost and availability of raw materials and changes in trade conditions regarding China. All subsequent written and oral forward looking statements attributable to the Company or persons acting on behalf of one or both of them are expressly qualified in their entirety by such Cautionary Statements.


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

On April 1, 1993, the Company entered into a Loan and Security Agreement with Congress Financial Corporation. On March 31, 1995, this original agreement was amended and restated in full including increasing the credit limit to $40 million, with a provision to increase the limit to $60 million at the option of the Company. On December 19, 1997, the loan agreement was amended, increasing the credit limit to $75 million and extending the term of the loan agreement until December 2000 . Borrowing availability is determined by a formula based on both accounts receivable and inventories. The current interest rate is equal to prime with a LIBOR option. The Company also agreed to pay an unused line fee of 0.25% and certain management fees. In consideration of this amendment, the Company paid loan fees of $750,000.

During the first quarter of 1998, the Company generated $23.3 million of cash from its operating activities. The net cash provided by operating activities resulted primarily from collections of accounts receivable offset by the net loss, an increase in prepaid expenses and other current assets and decreases in accounts payable and accrued expenses.

Working capital was $80.2 million at March 31, 1998 as compared to $82.8 million at December 31, 1997 and $133.5 million at March 31, 1997. The ratio of current assets to current liabilities was 4.0 to 1.0 at March 31, 1998 as compared to 3.0 to 1.0 at December 31, 1997 and 6.0 to 1.0 at March 31, 1997.

The Company had no material commitments for capital expenditures at March 31, 1998.

On October 14, 1997, the Company entered into an exclusive, worldwide license with Lucas Licensing Ltd. to make small-scale figures, vehicles, playsets and accessories for the next three Star Wars movies, and the Company's current rights to market such small-scale toys based on the original Star Wars trilogy were also included. The licensing agreement calls for minimum commitments, primarily in the form of advance payments against future royalties, of $148.1 million payable throughout the release schedule of the three new films. The first payment is due upon the theatrical release of the first film, which is anticipated to be in May, 1999.

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



                                         GALOOB TOYS, INC.
                                         (Registrant)



Date:         May 14, 1998                  By: /s/ Kathleen R. McElwee
                                             --------------------------
                                             Kathleen R. McElwee
                                             Senior Vice President
                                             and Chief Financial Officer