Form 10-Q
period 1998-06-30
GALOOB TOYS INC
filed 1998-08-14
CIK 751968

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)

      X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     ---                      EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1998

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

       18,124,864 shares of common stock, par value $.01, as of June 30, 1998.

                       GALOOB TOYS, INC. AND SUBSIDIARIES
                                      INDEX


PART 1 - FINANCIAL INFORMATION

  Item 1                                                              Page
   - Condensed Consolidated Balance Sheets

   - Condensed Consolidated Statements of Operations

   - Condensed Consolidated Statements of Cash Flows

   - Notes to Condensed Consolidated Financial Statements

  Item 2

   - Management's Discussion and Analysis of Financial Condition and Results of Operations


PART 2 - OTHER INFORMATION

  Item 1
   - Legal Proceedings

  Item 6
   - Exhibits and Reports on Form 8-K


SIGNATURE




























Part 1.  Financial Information
Item 1.   Financial Statements
                       GALOOB TOYS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands, except shares and per share data)

                                                                   June 30,      June 30,      Dec. 31,
                                                                   1998          1997          1997
                                                                   -----------   -----------   -----------
                                                                   (Unaudited)   (Unaudited)
ASSETS
Current Assets:
      Cash and cash equivalents                                       $30,041       $16,693        $3,359
      Accounts receivable, net                                         34,372        59,216        73,810
      Inventories                                                      20,280        22,477        24,707
      Tooling and related costs                                        11,907        18,708        12,434
      Prepaid expenses and other assets                                14,830        17,448         9,900
      Deferred income taxes                                               --         12,275           --
                                                                   -----------   -----------   -----------
                Total Current Assets                                  111,430       146,817       124,210
Land, building and equipment, net                                      10,419        10,186        10,451
Indebtedness from related party                                           950           950           950
Other assets                                                            9,450         7,824        10,276
License rights                                                         42,880          --          43,250
Deferred income taxes                                                  20,455          --          18,646
                                                                   -----------   -----------   -----------
                Total Assets                                         $195,584      $165,777      $207,783
                                                                   ===========   ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
      Accounts payable                                                $12,071       $12,094       $19,156
      Accrued expenses                                                 18,901        13,170        21,520
      Income taxes payable                                                839           450           734
                                                                   -----------   -----------   -----------
                Total Current Liabilities                              31,811        25,714        41,410
Other liabilities                                                       4,463         4,184         4,343
Deferred income taxes                                                     --          1,071           --
                                                                   -----------   -----------   -----------
                Total Liabilities                                      36,274        30,969        45,753
                                                                   -----------   -----------   -----------
SHAREHOLDERS' EQUITY
       Preferred stock
           Authorized 1,000,000 shares                                    --            --            --
       Common stock, par value $.01 per share
           Authorized 50,000,000 shares
           Issued and outstanding 18,124,864 shares,
           18,019,864 shares and 18,108,864 shares                        181           180           181
       Warrants                                                        40,427           --         40,350
       Additional paid-in capital                                     171,887       170,865       171,745
       Retained earnings (deficit)                                    (52,621)      (35,673)      (49,682)
       Cumulative translation adjustment                                 (564)         (564)         (564)
                                                                   -----------   -----------   -----------
                Total Shareholders' Equity                            159,310       134,808       162,030
                                                                   -----------   -----------   -----------
                Total Liabilities and Shareholders' Equity           $195,584      $165,777      $207,783
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

                       GALOOB TOYS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                              Three Months Ended   Six Months Ended
                                                    June 30,            June 30,
                                             ------------------- -------------------
                                             1998      1997      1998      1997
                                             --------- --------- --------- ---------
Net revenues                                  $40,018   $52,356   $70,280   $92,954
Costs of products sold                         24,716    28,872    41,394    51,726
                                             --------- --------- --------- ---------
Gross margin                                   15,302    23,484    28,886    41,228
Operating expenses:
      Advertising and promotion                 4,153     7,496     8,599    14,882
      Other selling and administrative          6,088     6,932    13,207    14,939
      Royalties, research and development       6,439     7,912    12,216    14,476
                                             --------- --------- --------- ---------
      Total operating expenses                 16,680    22,340    34,022    44,297
                                             --------- --------- --------- ---------
Earnings (loss) from operations                (1,378)    1,144    (5,136)   (3,069)

Micro Machines license rights and
     litigation settlement                         --   (22,949)       --   (22,949)
Interest expense                                 (170)      (49)     (361)     (118)
Other income (expense), net                       433       355       749       824
                                             --------- --------- --------- ---------
Earnings (loss) before income taxes            (1,115)  (21,499)   (4,748)  (25,312)
Income tax benefit                               (424)   (8,384)   (1,809)   (9,871)
                                             --------- --------- --------- ---------
Net earnings (loss)                             ($691) ($13,115)  ($2,939) ($15,441)
                                             ========= ========= ========= =========

Average common shares outstanding              18,110    18,020    18,116    17,992

Net earnings (loss) per common share           ($0.04)   ($0.73)   ($0.16)   ($0.86)



        The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

                       GALOOB TOYS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands, except shares)
                                   (Unaudited)

                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                          -------------------
                                                          1998      1997
                                                          --------- ---------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net earnings (loss)                                     ($2,939) ($15,441)
   Adjustments to reconcile net earnings
   (loss) to net cash provided by (used in)
   operating activities:
      Depreciation and amortization                            828       484
      Changes in assets and liabilities:
        Accounts receivable                                 39,438    43,106
        Inventories                                          4,427    (2,503)
        Tooling and related costs                              527    (3,272)
        Prepaid expenses and other current assets           (4,930)   (5,087)
        Other assets                                         1,006    (2,363)
        Deferred taxes                                      (1,809)   (9,871)
        Accounts payable                                    (7,085)   (7,561)
        Accrued expenses and other liabilities              (2,499)   (7,346)
        Income taxes payable                                   105    (1,221)
                                                          --------- ---------
      Net cash (used in) provided by operating
        activities                                          27,069   (11,075)
                                                          --------- ---------
CASH FLOW FROM INVESTING ACTIVITIES:
   Investment in land, building and
        equipment, net                                        (529)     (593)
                                                          --------- ---------
      Net cash (used in) provided by investing
        activities                                            (529)     (593)
                                                          --------- ---------
CASH FLOW FROM FINANCING ACTIVITIES:
   Repayments under long-term debt agreements                    --      (17)
   Proceeds from issuance of common stock                      142       575
   Other, net                                                    --     (117)
                                                          --------- ---------
   Net cash (used in) provided by financing activities         142       441
                                                          --------- ---------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                          26,682   (11,227)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                        3,359    27,920
                                                          --------- ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $30,041   $16,693
                                                          ========= =========




        The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

                       GALOOB TOYS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    THREE AND SIX MONTHS ENDED JUNE 30, 1998
                                   (Unaudited)

NOTE A -  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheets as of June 30, 1998 and 1997 and the condensed consolidated statements of operations for the three and six month periods ended June 30, 1998 and 1997 and the condensed consolidated statements of cash flows for the six month periods ended June 30, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1998 and 1997 have been made.

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

The results of operations for the three and six month periods ended June 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year.


NOTE B - LOAN AGREEMENT

On April 1, 1993, the Company entered into a Loan and Security agreement with Congress Financial Corporation. On March 31, 1995, this original agreement was amended and restated in full, including increasing the credit limit to $40 million, with a provision to increase the limit to $60 million at the option of the Company. On December 19, 1997, the loan agreement was amended, increasing the credit limit to $75 million and extending the term of the loan agreement until December 2000 . Borrowing availability is determined by a formula based on both accounts receivable and inventories. The current interest rate is equal to prime with a LIBOR option. The Company also agreed to pay an unused line fee of 0.25% and certain management fees. In consideration of this amendment, the Company paid loan fees of $750,000. The loan fee is included in other assets and is being amortized straight-line over the term of the loan.

NOTE C - INVENTORIES
(in thousands)




                                 June 30,             December 31,
                         ----------------------       ------------
                            1998        1997              1997
                         ----------  ----------       ------------
Finished goods             $19,810     $21,983            $24,291
Raw materials and parts        470         494                416
                         ----------  ----------       ------------
                           $20,280     $22,477            $24,707
                         ==========  ==========       ============



NOTE D - RESEARCH AND DEVELOPMENT

Research and development expenses amounted to $1.6 million and $3.0 million for the three months ended June 30, 1998 and 1997, respectively, and $2.8 million and $5.8 million for the six months ended June 30, 1998 and 1997, respectively.

Part 1.  Financial Information
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth for the periods indicated the percentage relationships between revenues and certain expense and earnings items:


                                              Three Months Ended   Six Months Ended
                                                    June 30,            June 30,
                                             ------------------- -------------------
                                             1998      1997      1998      1997
                                             --------- --------- --------- ---------
Net revenues                                    100.0%    100.0%    100.0%    100.0%
Costs of products sold                           61.8%     55.2%     58.9%     55.6%
                                             --------- --------- --------- ---------
Gross margin                                     38.2%     44.8%     41.1%     44.4%
      Advertising and promotion                  10.4%     14.3%     12.2%     16.0%
      Other selling and administrative           15.2%     13.2%     18.8%     16.1%
      Royalties, research and development        16.1%     15.1%     17.4%     15.6%
                                             --------- --------- --------- ---------
Earnings (loss) from operations                  -3.5%      2.2%     -7.3%     -3.3%
Micro Machines license rights and
      litigation settlement                        --     -43.8%       --     -24.7%
Interest expense                                 -0.4%     -0.1%     -0.5%     -0.1%
Other income (expense), net                       1.1%      0.7%      1.1%      0.9%
Income tax benefit                                1.1%     16.0%      2.5%     10.6%
                                             --------- --------- --------- ---------
Net earnings (loss)                              -1.7%    -25.0%     -4.2%    -16.6%
                                             ========= ========= ========= =========



Net revenues decreased 24% to $40.0 million in the second quarter of 1998 as compared to $52.4 million in the second quarter of 1997.
Domestic sales decreased 29% to $25.4 million while international sales decreased 13% to $14.6 million.

The Company's worldwide sales of boys' toys decreased 62% in the second quarter of 1998 as compared to the second quarter of 1997. Sales for the second quarter of 1997 were driven by the demand for Star Wars (TM) toys created by the theatrical re-release of the Star Wars Trilogy. The absence of a similar film event in the first half of 1998 led to comparatively lower worldwide sales of boys' toys.

The Company's worldwide sales of girls' toys increased 322% in the second quarter of 1998 as compared to the second quarter of 1997. This increase was attributable to sales of the Company's Spice Girls (TM), Anastasia (TM) and Pound Puppies (R) product lines.




Net revenues decreased 24% to $70.3 million in the six months ended June 30 ,1998 as compared to $ 93.0 million in the six months ended June 30, 1997. Domestic sales for the same period decreased 31% to $45.9 million while international sales decreased 7% to $24.4 million.

The Company's worldwide sales of boys' toys decreased 63% in the six months ended June 30 ,1998 as compared to the six months ended June 30, 1997. The Company's worldwide sales of girls' toys increased 186% in the six months ended June 30 ,1998 as compared to the six months ended June 30, 1997. The change in sales of boys' and girls toys was attributable to the same factors noted for the changes in the second quarter.

Gross margin decreased $8.2 million to $15.3 million in the second quarter of 1998 from $23.5 million in the second quarter of 1997. The lower sales volume decreased gross margin by $ 5.5 million, and a decrease in the gross margin rate accounted for $ 2.7 million of the decrease. The gross margin rate decreased to 38.2% in the second quarter of 1998 as compared to 44.8 % in the second quarter of 1997. The decrease in the gross margin rate was primarily attributable to a shift from full gross margin, promoted products to lower gross margin, non-promoted products.

Gross margin decreased $12.3 million to $28.9 million in the six months ended June 30, 1998 from $41.2 million in the six months ended June 30,1997. The lower sales volume decreased gross margin by $ 10.0 million, and a decrease in the gross margin rate accounted for $ 2.3 million The gross margin rate decreased to 41.1% in the six months ended June 30, 1998, as compared to 44.4 % in the six months ended June 30, 1997. The change in the gross margin rate was primarily attributable to the same factor noted for the change in the second quarter.

Advertising and promotion expenses were $4.2 million, or 10.4% of net revenues in the second quarter of 1998, as compared to $7.5 million, or 14.3% of net revenues in the second quarter of 1997. For the six months ended June 30, 1998, these expenses were $8.6 million, or 12.2%, of net revenues as compared to $14.9 million, or 16.0%, in the six months ended June 30 ,1997. The decrease in the advertising and promotion expenses was attributable to a reduction in television advertising, trade show and product promotion expenses which was primarily due to the Company's shift in sales from promoted products to non-promoted products.

Other selling and administrative expenses were $6.1 million in the second quarter of 1998, as compared to $6.9 million in the second
quarter of 1997.   For the six months ended June 30,1998, these expenses
were $13.2 million, as compared to $14.9 million in the six months ended
June 30, 1997.   The decrease in other selling and administrative
expenses in the second quarter and the six months ended June 30, 1998 was primarily related to lower personnel and legal costs.

Royalties, research and development expenses were $6.4 million, or 16.1%, of net revenues in the second quarter of 1998 as compared to $7.9 million, or 15.1%, of net revenues in the second quarter of 1997. For the six months ended June 30, 1998, these expenses were $12.2 million, or 17.4%, of net revenues as compared to $14.5 million, or 15.6%, of net revenues in the six months ended June 30, 1997. The increase in royalties, research and development expenses as a percentage of net revenues in the second quarter and the six months ended June 30, 1998 was primarily attributable to higher royalty expenses, partially offset by reductions in research and development spending. The reductions in research and development spending are primarily related to efficiencies associated with the Company's restructured product portfolio. In the third quarter of 1997, the Company discontinued all of the male action lines it introduced in 1996 and 1997, and all future male action properties under development in order to maximize the future value of the rights the Company was awarded to market small-scale toys for the next three Star Wars films and the classic Star Wars Trilogy.

During the second quarter of 1997, the Company acquired all outstanding rights to its line of miniature vehicles, playsets and accessories marketed under the Micro Machines (R) brand and settled related litigation. In 1986, the Licensor of such rights ("the Licensor") licensed a concept to the Company that contributed to the origination of Micro Machines. The Company had paid royalties to the Licensor on the majority of Micro Machine sales. The settlement agreement eliminated all future royalty payments to the Licensor, effective after March 31, 1997. The agreement also ended litigation between the Company and the Licensor over past royalties claimed by the Licensor and the extent of the Licensor's rights in the Micro Machines brand. The Company recorded a pre-tax charge to earnings of $22.9 million in the second quarter of 1997 relating to this transaction. Additionally, the Company capitalized $4.5 million, which is being amortized.

Interest expense and other income in the second quarter and the six months ended June 30, 1998 were relatively unchanged from the second quarter and the six months ended June 30, 1997, respectively.

The income tax benefit in the second quarter and the six months ended June 30, 1998 and 1997 reflects the quarterly application of the estimated annual rate based upon projected full year earnings.

Many currently installed computer systems and software products, including several used by the Company, are coded to accept only two-digit entries in the date code field. Beginning in the year 2000 these date code fields will need to accept four-digit entries to distinguish 21st - Century dates from 20th- Century dates. As a result, computer systems and/or software used by many companies will need to be upgraded or replaced to comply with such "Year 2000" requirements.

The Company's current information technology systems are not Year 2000 compliant. As a result, the Company has purchased new enterprise software, which accommodates forward century dating through the use of the Julian dating format. The Company began a comprehensive phased implementation of the new software in late 1997. The application development phase is in process and the data conversion phase also has begun. The testing phase for the new software will begin in the fourth quarter of 1998. The Company expects its new software to be operational and Year 2000 compliant in mid-1999. As of June 30, 1998, the Company had incurred expenditures of $2.2 million in connection with this software implementation and expects to incur total expenditures of approximately $5.0 million to $6.0 million. Although no assurances can be given, the Company believes that its new enterprise software will be operational prior to the year 2000.

The Company has performed a preliminary assessment of its material non-information technology systems and, based upon this preliminary assessment, believes that these systems are Year 2000 compliant.

The Company has yet to determine if the information technology systems of the Company's customers, vendors and other third parties with whom the Company has material relationships, are Year 2000 compliant. The Company intends to contact these third parties during the third quarter of 1998 in order to assess their Year 2000 readiness.

If the Company's information technology systems, its non-information technology systems, or the information technology systems of its material third-party business partners, are not Year 2000 compliant, it could have a negative impact on the Company's business, financial condition, and results of operations. No contingency plans yet have been developed for these possibilities.


Disclosure Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q Report, including, without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve known and unknown risks, uncertainties and other important factors that could cause actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include among others: the Company's dependence on timely development, introduction and customer acceptance of continuing and new products (including those products to be developed under the new Star Wars license); the continuing trend of increased concentration of the Company's revenues in the second half of the fiscal year, together with the increased reliance by retailers on quick response inventory management, which increases the risk of the Company's underproduction of popular items, overproduction of less popular items and failure to achieve tight and compressed shipping schedules; possible weakness of the Company's markets; the impact of competition on revenues, margin and pricing; the effect of currency fluctuations; other risks and uncertainties as may be disclosed from time to time in the Company's public announcements; the gross national product in the United States and other countries, which also influences demand for the Company's products; customer inventory levels; and the cost and availability of raw materials and changes in trade conditions regarding China. All subsequent written and oral forward looking statements attributable to the Company or persons acting on behalf of one or both of them are expressly qualified in their entirety by such Cautionary Statements.

Liquidity, Financial Resources and Capital Expenditures

Demand for the Company's products is greatest in the third and fourth quarters of the year. As a result, collections of accounts typically peak in the fourth quarter and early first quarter of the following year. Due to the seasonality of its revenues and collections, the Company's working capital requirements and availability of working capital fluctuate significantly during the year. The Company's seasonal financing requirements are usually highest during the fourth quarter of each calendar year.

On April 1, 1993, the Company entered into a Loan and Security agreement with Congress Financial Corporation. On March 31, 1995, this original agreement was amended and restated in full, including increasing the credit limit to $40 million, with a provision to increase the limit to $60 million at the option of the Company. On December 19, 1997, the loan agreement was amended, increasing the credit limit to $75 million and extending the term of the loan agreement until December 2000 . Borrowing availability is determined by a formula based on both accounts receivable and inventories. The current interest rate is equal to prime with a LIBOR option. The Company also agreed to pay an unused line fee of 0.25% and certain management fees. In consideration of this amendment, the Company paid loan fees of $750,000.

During the six months ended June 30, 1998, the Company generated $27.1 million of cash from its operating activities primarily from the collections of accounts receivable. As of June 30, 1998, the Company had cash and cash equivalents of $30.0 million.

Working capital was $79.6 million at June 30, 1998, as compared to $82.8 million at December 31, 1997 and $121.1 million at June 30, 1997. The ratio of current assets to current liabilities was 3.5 to 1.0 at June 30, 1998 as compared to 3.0 to 1.0 at December 31, 1997 and 5.7 to 1.0 at June 30, 1997.

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




Part 1.  Financial Information
Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Not required.

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

The Company is involved in various litigation and other legal matters which are defended and handled in the ordinary course of business. None of these matters is expected to result in outcomes having a material adverse effect on the Company's consolidated financial position or results of operation.


Item 6.  Exhibits and Reports on Form 8-K

            (a) Exhibits -  Exhibit 27 - Financial Data Schedule

            (b) Reports on Form 8-K - None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 GALOOB TOYS, INC.
                                                   (Registrant)



Date:     August 14, 1998                    By: /s/ Kathleen R. McElwee
                                             --------------------------
                                             Kathleen R. McElwee
                                             Senior Vice President
                                             and Chief Financial Officer